Form 10-K
period 1993-12-31
ILLINOIS CENTRAL RAILROAD CO
filed 1994-03-18
CIK 49792

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549

                  FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1993

      Commission file number 1-7092

       Illinois Central Railroad Company
(Exact name of registrant as specified in its
                 charter)

       DELAWARE                       36-2728842
(STATE OR OTHER JURISDICTION      (I.R.S. EMPLOYER
  OF INCORPORATION OR           IDENTIFICATION NO.)
  ORGANIZATION)

455 NORTH CITYFRONT PLAZA DRIVE
CHICAGO, ILLINOIS  60611-5504
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                  (312) 755-7500

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
                    OF THE ACT:

                           Name of each exchange on
Title of each class so     which each class is
registered:                registered:
Illinois Central Railroad
 Company                   New York Stock Exchange
6-3/4% Notes,
due May 15, 2003

Gulf, Mobile and Ohio
 Railroad Company          New York Stock Exchange
5% Income Debentures,
Series A, due December 1, 2056

Securities registered pursuant to Section 12(g) of
                   the Act:

                     None

     Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes ..X.. No ....
     As of December 31, 1993, the number of shares outstanding of the registrant's common stock was 100.

      DOCUMENTS INCORPORATED BY REFERENCE
                    NONE

     THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF
ILLINOIS CENTRAL CORPORATION (SEC FILE NO. 1-10720)
AND MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND IS
THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

          ILLINOIS CENTRAL RAILROAD COMPANY
                 AND SUBSIDIARIES
                    FORM 10-K

           Year Ended December 31, 1993

                      INDEX

PART I                                    10-K Page

Item 1.   Business . . . . . . . . . . .        3
Item 2.   Properties . . . . . . . . . .
Item 3.   Legal Proceedings. . . . . . .       14
Item 4.   Submission of Matters to a Vote
            of Security Holders(A) . . .       17

PART II

Item 5.   Market for the Registrant's Common
            Equity and Related Stockholder
            Matters. . . . . . . . . . .       19
Item 6.   Selected Financial Data (A). .       19
Item 7.   Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations. .       23
Item 8.   Financial Statements and
            Supplementary Data . . . . .       27
Item 9.   Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure . . . .       27

PART III

Item 10.  Directors and Executive Officers
            of the Registrant (A). . . .       28
Item 11.  Executive Compensation (A) . .       28
Item 12.  Security Ownership of Certain
            Beneficial Owners and
            Management (A) . . . . . . .       28
Item 13.  Certain Relationships and Related
            Transactions (A) . . . . . .       28

PART IV

Item 14.  Exhibits, Financial Statement
            Schedules and Reports on
            Form 8-K  . . . . . . . . .        28

SIGNATURES. . . . . . . . . . . . . . .        29

(A) Omitted or amended as the registrant is a wholly-owned subsidiary of Illinois Central
     Corporation and meets the conditions set forth in General Instructions J(1) (a) and (b) of
     Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

                    PART I

ITEM 1.  BUSINESS
- -----------------

BACKGROUND

     Illinois Central Railroad Company (the
"Railroad"), traces its origin to 1851, when the Railroad was incorporated as the nation's first land grant railroad. Today, the Railroad operates
2,700 miles of main line track between Chicago and the Gulf of Mexico, primarily carrying chemicals, coal and paper north, with coal, grain and milled grain products moving south along its lines. The
Railroad has been significantly downsized and restructured from its peak of nearly 10,000 miles of track operated in 13 states, rebuilding its main line and converting to a single-track main line with a centralized traffic control system and divesting major east-west segments. The Railroad is a wholly-owned subsidiary and a principal asset of Illinois Central Corporation ("IC").

     In 1989, the Railroad was acquired by The
Prospect Group, Inc. ("Prospect") by means of a public tender offer that resulted in the Railroad becoming highly leveraged. Prospect distributed the stock of the Railroad to Prospect's stockholders in 1990, and the Railroad again became publicly owned. Improved operating performance, combined with sales of non-operating assets and proceeds from equity and lower-cost debt financings since 1990 have resulted in a substantial reduction in the Railroad's leverage. Between December 31,
1989 and December 31, 1993, the Railroad reduced its debt to capitalization ratio from 89% to approximately 49%.

     The principal executive office of the Railroad is located at 455 North Cityfront Plaza Drive,
Chicago, Illinois 60611-5504 and its telephone number is (312) 755-7500.

GENERAL

     The Railroad is in the midst of a four year plan designed to increase its revenues and lower its operating ratio and interest costs. The plan is in sharp contrast to the Railroad's primary focus for the four years ended December 31, 1992 of significantly reducing costs and improving service offerings.

     With 1992 as its base, the plan will focus on capitalizing on the Railroad's leading operating ratio among Class I railroads (operating expenses divided by operating revenues) which was 68.6% at December 31, 1993. The components of the plan are:
   - increase annual revenues by $100 million by the end of 1996
   - reduce the operating ratio by one percentage point per year for a total of four (4) points below the 1992 base
   - reduce annual interest expense by $10 million

     To accomplish this plan, revenues must grow at a compounded rate of 4.3% per year while operating expenses must not exceed a compounded annual growth rate of 2.5% per year.

     Management has identified the sources of planned revenue growth as economic expansion, new and expanded plants on line and market share growth. Economic expansion is the combination of industrial production improvement and freight rate increases. Market share growth is volume gained from competition, (i.e., other railroads, trucklines and barges) facilitated by being a low cost producer. See "Item 7. Management's
Discussion and Analysis of Financial Condition and
Results of Operations" for a discussion of the progress made in 1993.

     To foster achievement of these goals, the Railroad reorganized its marketing and sales effort
(see below), restructured its safety and claims group into a Risk Management Group and streamlined the operating organization. The latter effectively created teams of engineering, maintenance and transportation experts who share the common goal of moving trains safely and efficiently. As a result of these changes, decision-making authority and accountability are now at lower and more localized levels, in line with the Railroad's systematic efforts to examine and refine all aspects of its service offering to customers.

COMMODITIES AND CUSTOMERS

     The Railroad's customers are engaged in a wide variety of businesses and ship a number of different products that can be classified into commodity groups: chemicals, coal, grain, paper, grain mill and food products and other commodities.
In 1993, two customers accounted for approximately
7% and 6%, respectively, of revenues (no other customer exceeded 5%) and the ten largest customers accounted for approximately 37% of revenues.

     In order to address more effectively the diversity of the Railroad's customer base and move toward attainment of the four year growth plan, the Railroad's marketing department was re-organized in 1993 along major commodity groups. The new business units are chemicals and bulk, grain and grain mill, forest products, coal and coke and metals, and intermodal. The formation of separate units enables a fully integrated sales and marketing effort. Specialization allows employees to anticipate and respond to customer needs more quickly, to attract customers who previously used trucks or barges for their service needs, and to establish business relationships with new shippers.
These new units work with current and prospective customers to develop customized shipping solutions.
Management believes that this commitment to improved customer service has enhanced relations with shippers.

     The formation of the Intermodal Business Unit underscores the Railroad's commitment to intermodal through long-term relationships with major participants in this strategic market. By forming a separate business unit, the Railroad has fully integrated its intermodal hub operation with sales and marketing for unmatched control of this highly specialized, customer-oriented service.

     In 1993, the Railroad invested in 800 new trailers and upgraded facilities to position itself for intermodal growth, dedicated its newest, state-of-the-art terminal, just south of Chicago at the intersections of major expressways, and initiated a major expansion at the Memphis facility with completion anticipated for the first quarter of 1994.

     To enhance service within its corridor, the Railroad entered into several joint operating agreements in 1992 and 1993 with trucklines and other intermodal carriers. Management anticipates that these relationships will provide better service to customers and seamless transportation of goods for shippers and customers.

     In 1993, approximately 75% of the Railroad's freight traffic originated on its own lines, of which approximately 29% was forwarded to other carriers. Approximately 20% of the Railroad's freight traffic was received from other carriers for final delivery by the Railroad, and the balance of approximately 5% represented bridge or through traffic.

     The respective percentage contributions by principal commodity group to the Railroad's freight revenues and revenue ton miles during the past five years are set forth below:


CONTRIBUTIONS TO TOTAL FREIGHT REVENUES BY COMMODITY GROUP


COMMODITY
GROUP                                   1993    1992     1991     1990     1989
                                        ----    ----     ----     ----     ----
Chemicals..........................     25.0%   24.3%    24.5%    25.3%    24.3%
Coal...............................     12.8    15.3     15.0     15.3     16.0
Grain..............................     14.0    12.2     11.7     10.7     12.6
Paper..............................     12.4    12.1     11.2     10.7      9.9
Grain mill & food products ........      9.8     8.8      8.7      9.5      8.7
Intermodal.........................      5.4     5.4      5.2      5.0      4.6
All other .........................     20.6    21.9     23.7     23.5     23.9
                                       ------  ------   ------   ------   ------
Total .............................    100.0%  100.0%   100.0%   100.0%   100.0%

CONTRIBUTION TO REVENUE TON MILES BY COMMODITY GROUP(1)



COMMODITY
GROUP                            1993      1992      1991
Chemicals...................     15.9%     15.1%     16.0%
Coal........................     15.1      18.2      17.0
Grain.......................     27.9      27.3      27.7
Paper.......................      9.6       9.0       8.4
Grain mill & food products..      9.9       9.0       8.3
Intermodal..................      3.7       3.1       2.9
All other ..................     17.9      18.3      19.7
                                ------    ------    ------
Total.......................    100.0%    100.0%    100.0%

- -----------------

    (1) A new car tracking system installed in late 1990 affects the comparability of 1993's, 1992's and 1991's ton mile data with that of the prior years, thus prior years are not presented.

     Some of the elements contained in these commodity groupings are as follows:

CHEMICALS ................... A wide variety of chemicals
                              and related products such
                              as chlorine, caustic soda,
                              potash, soda ash, vinyl
                              chloride monomer, carbon
                              dioxide, synthetic resins,
                              alcohols, glycols, styrene
                              monomer, plastics, sulfuric
                              acid, muriatic acid,
                              anhydrous ammonia,
                              phosphates, mixed
                              fertilizer compounds and
                              carbon blacks.

COAL......................... Bituminous and
                              metallurgical coal.

GRAIN ....................... Corn, wheat, soybeans,
                              sorghum, barley and oats.

PAPER........................ Pulpboard, fiberboard,
                              woodpulp, printing paper,
                              newsprint and scrap or
                              waste paper.

GRAIN MILL & FOOD PRODUCTS .. Products obtained by
                              processing grain and other
                              farm products such as feed,
                              soybean meal, corn syrup,
                              flour and middlings, animal
                              packinghouse by-products
                              (tallow), canned food, corn
                              oil, soybean oil, vegetable
                              oils, malt liquors, sugar
                              and molasses.

INTERMODAL................... A wide variety of products
                              shipped either in
                              containers or trailers on
                              specially designed cars.

OTHER........................ Pulpwood and chips, lumber
                              and other wood products;
                              sand, gravel and stone,
                              coke and petroleum
                              products, metallic ores and
                              other bulk commodities;
                              primary and scrap metals,
                              machinery and metal
                              products, appliances,
                              automobiles and parts,
                              transportation equipment
                              and farm machinery; glass
                              and clay products, ordnance
                              and explosives, rubber and
                              plastic products, and
                              general commodities.

OPERATING STATISTICS

     Set forth below is certain information relating to the Railroad's freight traffic during the past five years:

                                      1993     1992     1991     1990     1989
Carloads (in thousands).........       848      852      866      853      893
Freight train miles
  (in thousands)(2).............     5,659    5,149    5,445    5,496    5,974
Revenue ton miles of freight
  traffic (in millions)(1) (3)..    20,334   18,734   19,357      NM       NM
Revenue tons per carload........      79.1     76.6     79.0     77.7     79.8
Average length of haul
  (in miles)....................       293      284      286      270      246
Gross freight revenue per
  ton mile(1) (4)...............   $  .027   $ .029   $ .028      NM       NM
Net freight ton miles per average
  route mile (in millions)(1)...       7.5      6.8      7.0      NM       NM
Gallons per ton mile(5).........    .00251   .00269   .00276   .00292   .00329
Active locomotives..............       322      331      361      375      439
Track resurfacing (miles).......     1,293    1,465      940      618      200
Percent resurfaced..............       29.8%    32.0%    19.6%    12.7%     3.9%
Ties laid in replacement
  (including switch ties).......    323,764  296,536  255,283  240,968   55,346
Slow order miles................     152.32   135.42   194.62   149.74   308.19

- ---------------

  (1)     Ton mile data for years subsequent to December
          31, 1990, are not comparable with prior years because of the installation of a new car tracking system in late 1990. As a result, this information is not meaningful (NM) for 1990 and 1989.
  (2) Freight train miles equals the total number of miles traveled by the Railroad's trains in the movement of freight.
  (3) Revenue ton miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
  (4)     Revenue per ton mile equals net freight
          revenue divided by revenue ton miles of
          freight traffic.
  (5) Gallons per ton mile equals the amount of fuel required to move one ton of freight one mile.

     The following tables summarize operating expense-to-revenue ratios of the Railroad for each of the past four years, excluding the effect of the $8.9 million pretax special charge in 1992. The ratios for 1989 are not comparable to subsequent years because of the March 17, 1989, change in control and are not presented.
The first table analyzes the various components of operating expenses based on the line items appearing on the income statements, whereas the second table is based on functional groupings.



                                    1993      1992       1991      1990

Operating ratio(1)...............   68.6%     70.9%      73.6%     75.4%
Labor and fringe benefits ratio..   33.7      34.9       35.8      37.3
Leases and car hire ratio........   13.0      13.3       14.2      14.8
Diesel fuel ratio................    5.4       5.5        6.0       5.9
Materials and supplies ratio.....    6.5       6.0        5.7       4.8
Depreciation and amortization
 ratio...........................    4.0       3.9        3.8       4.0
Other ratio......................    6.0       7.3        8.1       8.6

                                    1993      1992       1991      1990

Operating ratio(1)...............   68.6%     70.9%      73.6%     75.4%
Transportation ratio(2)..........   29.6      31.6       34.8      35.3
Maintenance of way ratio(3)......    7.2       7.1        6.4       7.1
Maintenance of equipment ratio(4)   21.3      22.9       23.9      23.7

- ---------------------

  (1) Operating ratio means the ratio of operating expenses before special charge over operating revenues.
  (2)     Transportation ratio means the ratio of
          transportation expenses (such as expenses of operating, servicing, inspecting, weighing, assembling and switching trains) over operating revenues.
  (3) Maintenance of way ratio means the ratio of maintenance of way expenses (such as the expense of repairing, maintaining, leasing, depreciating and retiring right-of-way and trackage structures, buildings and facilities) over operating revenues.
  (4) Maintenance of equipment ratio means the ratio of maintenance of equipment expenses (such as the expense of repairing, maintaining, leasing, depreciating and retiring transportation and other operating equipment) over operating revenues.

EMPLOYEES; LABOR RELATIONS

     Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security.
Employer contribution rates under the Railroad Retirement
System are currently more than double those in other industries, and may rise further because of the increasing proportion of retired employees receiving benefits relative to the shrinking number of working employees.

     Labor relations in the railroad industry are subject to extensive governmental regulation under the Railway
Labor Act. Railroad industry personnel are also covered by the Federal Employer's Liability Act ("FELA") rather than by state no-fault workmen's compensation systems.
FELA is a fault-based system, with compensation for injuries determined by individual negotiation or litigation.

     The Railroad is a party to several national collective bargaining agreements which establish the wages and benefits of its union workers -- 90% of all Railroad employees. These agreements are subject to renegotiation beginning November 1, 1994, however, cost of living allowance provisions and other terms in each agreement continue until new agreements are reached.
Despite being part of a national bargaining group, the Railroad has expressed a desire to negotiate separate distinct agreements with each of its unions on a local basis. Management has been exploring that position and has held several discussions with representatives from most of its unions. It is too early to determine if separate agreements will be reached. Thus, the Railroad has not taken steps to withdraw formally from the national bargaining group. The following table shows the average annual employment levels of the Railroad:

                     1993     1992    1991    1990   1989
Total employees..   3,306    3,421   3,611   3,688  3,942

     A significant portion of the decline from the 1992 level is the result of a separate agreement between the Railroad and the United Transportation Union, reached in November 1991. This agreement permits the Railroad to reduce the size of all crews on all trains operated. In accordance with this agreement, 158 crew members were severed at a cost of $9.6 million to date. No further dramatic reductions in the current crew size of approximately 2.75 at December 31, 1993 is anticipated.

     Management believes that additional jobs in all areas may be eliminated over the next several years primarily through attrition and retirements though additional severances are possible.

REGULATORY MATTERS; FREIGHT RATES; ENVIRONMENTAL
 CONSIDERATIONS

     The Railroad is subject to significant governmental regulation by the ICC and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

     The jurisdiction of the ICC encompasses, among other things, rates charged for certain transportation services, issuance of securities, assumption of certain liabilities by railroads, mergers or the acquisition of control of one carrier by another carrier and extension or abandonment of rail lines or services.

     The Federal Railroad Administration, the
Occupational Safety and Health Administration and certain state transportation agencies have jurisdiction over railroad safety matters. These agencies prescribe and enforce regulations concerning car and locomotive safety equipment, track safety standards, employee work conditions and other operating practices.

     The amount of coal transported by the Railroad is expected to decline somewhat as the Clean Air Act is fully implemented. Much of the coal from mines currently served by the Railroad will not meet the environmental standards of the Clean Air Act without blending or installation of air scrubbers. On the other hand, the Railroad expects to participate in additional movements of Western coal. Overall, management believes that implementation of the Clean Air Act is unlikely to have a material adverse effect on the results of the Railroad.

     The Railroad is and will continue to be subject to extensive regulation under environmental laws and regulations concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Railroad and other railroads is the risk of environmental liabilities. As discussed in Item
3. "Legal Proceedings," several properties on which the Railroad currently or formerly conducted operations are subject to governmental action in connection with environmental degradation. Additional expenditures by the Railroad may be required in order to comply with existing and future environmental and health and safety laws and regulations or to address other sites which may be discovered.

     Environmental regulations and remediation processes are subject to future change and cannot be determined at this time. Based on present information, in the opinion of management, the Railroad has adequate reserves for the costs of environmental investigation and remediation.
However, there can be no assurance that environmental conditions will not be discovered which might individually or in the aggregate have a material adverse effect on the Railroad's financial condition.

COMPETITION

     The Railroad faces intense competition for freight traffic from motor, water, and pipeline carriers and, to a lesser degree, from other railroads. Competition with other railroads and other modes of transportation is generally based on the quality and reliability of the service provided and the rates charged. Declining fuel prices disproportionately benefit trucking operations over railroad operations. The trucking industry frequently is more cost and transit-time competitive than railroads, particularly for distances of less than 500 miles. While deregulation of freight rates under the Staggers Act has greatly increased the ability of railroads to compete with each other and alternate forms of transportation, changes in governmental regulations (particularly changes to the Staggers Act) could significantly affect the Railroad's competitive position.

     To a greater degree than other rail carriers the Railroad is vulnerable to barge competition because its main routes are parallel to the Mississippi River system.
The use of barges for some commodities, particularly coal and grain, sometimes represents a lower cost mode of transportation. As a result, the Railroad's revenue per ton-mile has generally been lower than industry averages for these commodities. Barge competition and barge rates are affected by navigational interruptions from ice, floods and droughts. These interruptions cause widely fluctuating rates. The Railroad's ability to maintain its market share of the available freight has traditionally been affected by its response to the navigational conditions on the river.

     Most of the Railroad's operations are conducted between points served by one or more competing carriers.
The consolidation in recent years of major midwestern and eastern rail systems has resulted in strong competition in the service territory of the Railroad.

LIENS ON PROPERTIES

     See Note 8 of Notes to Consolidated Financial
Statements.

LIABILITY INSURANCE

     The Railroad is self-insured for the first $5 million of each loss. The Railroad carries $295 million of liability insurance per occurrence, subject to an annual cap of $370 million in the aggregate for all losses. This coverage is considered by the Railroad's management to be adequate in light of the Railroad's safety record and claims experience.

ITEM 2.  PROPERTIES
- -------------------

PHYSICAL PLANT AND EQUIPMENT

     System. As of December 31, 1993, the Railroad's total system consisted of approximately 4,700 miles of track comprised of 2,700 miles of main line, 300 miles of secondary main line and 1,700 miles of passing, yard and switching track. The Railroad owns all of the track except for 190 miles operated by agreements over track owned by other railroads.

     Track Structures.  During the five years ended
December 31, 1993, the Railroad has spent $305.3 million on track structure to maintain its rail lines, as follows
($ in millions):

                       CAPITAL
                     Expenditures   Maintenance   Total
                     ------------   -----------   -----
1993 ................  $ 50.3         $ 25.1     $ 75.4
1992 ................    46.4           23.0       69.4
1991 ................    36.3           20.7       57.0
1990 ................    34.6           20.0       54.6
1989 ................    19.1           29.8       48.9
                       ------         ------     ------

  Total..............  $186.7         $118.6     $305.3

     These expenditures concentrated primarily on track roadway and bridge rehabilitation in 1993 and 1992.
Approximately 1,300 miles and 1,400 miles of road were resurfaced in 1993 and 1992, respectively. Over the last two years, a total of $8.4 million was spent to construct new or expanded intermodal facilities in Chicago and Memphis. Expenditures in 1991 and 1990 benefited from the use of reclaimed rail, cross ties, ballast and other track materials from the second main line when the Railroad's double-track mainline was converted to a single-track mainline with centralized traffic control.
Most reclaimed material has now been used and future expenditures will reflect the purchase of new materials.
The reduced number of miles of track and the general good condition of the track structure should result in future expenditures approximately equal to the average of 1993 and 1992.

     Fleet. The Railroad's fleet has undergone significant rationalization and upgrading from its peak in 1985 of 862 locomotives and 28,616 freight cars. Over the last two years older, less efficient locomotives were replaced with newer larger horsepower and more efficient equipment.

     The Railroad is leasing 61 locomotives and approximately 650 cars from other subsidiaries of IC.
When those leases expire, the Railroad has first right of refusal to lease the equipment. As these cars are leased to the Railroad other leased equipment will be returned to the independent, third-party lessors or short-term car hire agreements will be terminated. In 1993, the Railroad acquired 4 SD-40-2 locomotives and also upgraded its highway trailer fleet with 800 newly built trailers which replaced 880 older leased trailers.

     The following is the overall fleet at December 31:

Total Units:         1993    1992    1991    1990    1989
Locomotives(1)....    468     449     470     471     516
Freight cars ..... 15,112 15,877  16,381  16,526  17,141
Work equipment....    745     902     881     934   1,000
Highway trailers(2)   898     203     124      67      70

- ------------------

(1) Approximately 100 locomotives need repair before they can be returned to service. This equipment is repaired if needed on an ongoing basis or sold. In 1993 and 1992, the Railroad sold 23 and 66 surplus locomotives, respectively. The active fleet is 322 as of December 31, 1993.

(2) Excludes trailers being accumulated for return to lessors.


The components of the Railroad's fleet and in total for 1993 and in total for 1992 are shown below:



                                      Long-Term     1993      1992
Description(1)             Owned(2)     Lease      Total     Total
- ------------               ------     ---------    -----     -----
Locomotives:
  Multipurpose               223          145        368       352
  Switching                   18           82        100        97
      Total                  241          227        468       449

Freight Cars:
  Box (general service)      199          357        556       703
  Box (special purpose)    1,928          725      2,653     2,345
  Gondola                    945          149      1,094     1,046
  Hopper (open top)        1,611        3,344      4,955     5,397
  Hopper (covered)         2,418        1,359      3,777     3,574
  Flat                       304          547        851       883
  Other                      998          228      1,226     1,929
         Total             8,403        6,709     15,112    15,877

  Work equipment             704           41        745       902
  Highway trailers(3)          -          898        898       203


(1) In addition, approximately 2,735 freight cars and 696 highway trailers were being used by the Railroad under short-term car hire agreements.

(2)  May be subject to Conditional Sales Agreements.

(3)  Excludes trailers being accumulated for return to
     lessor.
ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     State of Alabama, et al. v. Alabama Wood Treating
     Corporation, Inc., et al., S.D. Ala. No. 85-0642-C

     The State of Alabama and Alabama State Docks
     ("ASD") filed suit in 1985 seeking damages for alleged pollution of land in Mobile, Alabama, stemming from creosoting operations over several decades. Defendants include the Railroad, which owned the land until 1976, Alabama Wood Treating
     Corporation, Inc., and Reilly Industries, Inc.
     ("RII"), which leased the land from the Railroad and conducted creosote operations on the site. In
     December 1976, the Railroad sold the premises to ASD. The complaint sought payment for the clean-up cost together with punitive and other damages.

     In 1986, ASD, RII and the Railroad agreed to form a joint technical committee to clean the site sharing equally the cost of clean-up, and in October 1986, the court stayed further proceedings in the suit.
     Under the agreement the joint technical committee has spent approximately $6.6 million and has been authorized to expend up to a total of $6.9 million.
     The Railroad has contributed $2.2 million and has agreed to increase its contribution to a total of $2.3 million. Further clean-up activities are anticipated.

     Under the agreement, if any party disagrees with the amount determined by the joint technical committee to be expended or otherwise disagrees with any aspect of the clean-up, such party may decline further participation and recommence legal proceedings. However, amounts already contributed by any party will be credited against that party's eventual liability and may not be recovered from any other party.

     Iselin Yard, Jackson, Tennessee

     In 1991, the Iselin Rail Yard in Jackson, Tennessee was placed on the Tennessee Superfund list. In May
     1993, the United States Environmental Protection
     Agency ("EPA") proposed to add a number of sites, including Iselin Rail Yard to the National
     Priorities List. The Railroad operated a rail yard and locomotive repair facility at the site. The shop facility was sold in 1986 and the rail yard was sold in 1988. Trichloroethylene ("TCE") has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the Iselin shop. In addition, concentrations of metals and organic chemicals have been identified on the surface of the site. No order has been issued by any regulatory agency but the State of Tennessee is monitoring work at the site. The Railroad expects to cooperate with the agencies and other
     Potentially Responsible Parties to conduct any necessary studies and clean-up activities. The
     Railroad has commenced a remedial investigation and feasibility study of the site.


     McComb, Mississippi

     Elevated levels of lead and other soil
     contamination has been discovered at the Railroad's facility in McComb, Mississippi. The site was used for many years for sandblasting lead-based paint off freight cars. The Railroad has commenced a formal site investigation under the supervision of the Mississippi Department of Environmental
     Quality. The Remedial Investigation has disclosed the presence of lead in the soil and further testing of the surface and subsurface soil and groundwater is underway to assess the scope of the contamination. No order has been issued by any regulatory agency. The Railroad expects to cooperate with the State of Mississippi to conduct any necessary studies and clean-up activities.

     Waste Oil Generation

     The Railroad was notified in September 1992 that it had been identified as a Potentially Responsible
     Party at a federal superfund site in West Memphis, Arkansas. The Railroad is alleged to have generated waste oil which was collected by a waste oil refiner who in turn disposed of sludge at the West Memphis landfill. In December 1992, the successor to the refiner initiated legal proceedings to preserve testimony in anticipation of a future contribution action against multiple
     Potentially Responsible Parties including the
     Railroad. Similar actions have been taken by the EPA or third parties with respect to waste oil allegedly generated by the Railroad and disposed of in landfills at Livingston, LA, Griffith, IN and Nashville, TN.

     Based on information currently available, the Railroad believes it has substantial defenses to liability for any contamination at these sites, and that any contribution to the contamination by the Railroad was de minimis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

     Intentionally omitted. See Index page of this Report for explanation.


                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

     All of the outstanding common stock of the Railroad
(100 shares) is owned by IC and therefore is not traded on any market. Various credit agreements limit the Railroad's ability to pay cash dividends to IC. However, the Railroad was able to declare $36.0 million in dividends in 1993 and $12.8 million in dividends in 1992.
At December 31, 1993, approximately $76 million of the
Railroad's equity was in excess of the limitation and available for dividend to IC.


ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

     Intentionally omitted. See Index page of this Report for explanation.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROWTH PLAN

     For the four years ended December 31, 1992, the Railroad's primary drivers were reducing costs and improving service offerings. The result was the best operating ratio among Class I railroads, 68.6% at December 31, 1993. While costs continue to be scrutinized, a new direction was initiated in 1993. With
1992 as its base, a new plan was outlined as follows:

  - increase annual revenues by $100 million by the end of 1996.
  - reduce the operating ratio by one percentage point per year for a total of four (4) points below the 1992 base.
  -  reduce annual interest expense by $10 million.

     To accomplish this plan, revenues must grow at a compounded annual rate of 4.3% while operating expenses must not exceed a compounded annual growth rate of 2.5% per year.

     Management has identified the sources of planned revenue growth as economic expansion, new and expanded plants on our line and market share growth. Economic expansion is the combination of industrial production improvement and freight rate increases. Market share growth is volume gained from competition i.e., other railroads, trucklines and barges, facilitated by being a low cost producer.

     In 1993, the first year of the growth plan, significant strides were made in accomplishing the plan as total revenues increased 3.1%. Two major unplanned events had an impact on revenues. In May 1993, the United Mine Workers began a strike against several companies affecting six mines served by the Railroad. As a result, approximately 35,000 carloads of coal were lost. The strike was settled in December 1993, and full production resumed in January 1994. Partially offsetting the lost coal loads was a gain of approximately 15,000 carloads of grain and grain mill products. This traffic was diverted to the Railroad as a result of the flooding of the upper Mississippi River in July and August 1993.
Additionally, over 500 trains from several other Class I railroads were detoured over the Railroad's system. The result was a significant increase in traffic density over the Railroad's routes.

     Carloadings of paper recorded their fourth consecutive annual increase (3% for 1993). The increase was a result of the improved economy and growth in recycling. In 1993, chemical traffic increased 6%, reversing a two-year recessionary trend. While not benefiting for the full year from various truckline partnerships, intermodal traffic grew at 15% in the second half of 1993 versus the second half of 1992.

     While 1993 revenue lagged behind the plan compound rate of 4.3%, management believes the Railroad is positioned well for 1994. The targeted revenue growth in 1994 is 5%.

     For 1993, the Railroad exceeded its operating ratio goal. Actual improvement was 2.3 percentage points and the full year operating ratio was 68.6%. More efficient train crew and train scheduling coupled with reduced costs contributed to this achievement.

     The tender offer for and retirement of the Railroad's $145 million 14-1/8% Debentures, in the second quarter of 1993, effectively resulted in the achievement of the third goal of the growth plan as interest expense, net declined $10.5 million in 1993 to $33.1 million.
Interest expense, net is expected to be below $30 million in 1994.

RESULTS OF OPERATIONS

The discussion below takes into account the financial condition and results of operations of the Railroad for the years presented in the consolidated financial statements.

1993 COMPARED TO 1992

     Revenues for 1993 increased from the prior year by $17.3 million or 3.1% to $564.7 million. The increase was a result of a 2.9% increase in average gross freight revenue per carload, resulting from an improved commodity mix and modest rate increases. The 1993 revenue increase was attributable in part to the gain in carloads when the upper Mississippi River flooding affected barge traffic and also disrupted rail operations of other carriers which diverted traffic to the Railroad's system.
Additionally, chemical loads were up 6% and paper was up
3%. Intermodal was up 5%, reflecting the Railroad's commitment to increase this aspect of operation, as evidenced by the new Chicago-area intermodal facility and expansions in Memphis. These gains were offset by lost carloads of coal resulting from the United Mine Workers strike of certain coal producers. For the year, carloadings declined .5% (or 4,400 carloads) to 847,900 carloads.

     Operating expenses for 1993 decreased $1.1 million,
or .3% as compared to 1992, excluding the special charge
recorded in 1992.   Labor expense decreased $1.1 million
as a result of on-going cost control programs, including the reduction in train crews, and an overall improvement in efficiency. This decrease was accomplished despite the additional expense incurred because of the flood-related detours of other railroads' trains over the Railroad's track and a 3% wage increase which was effective July 1, 1993 for union employees. Fuel expense reflects the increased traffic in 1993 and 1992 coupled with a total of $1.5 million for increased fuel taxes resulting from the Omnibus Budget Reconciliation Act of 1993 and for the costs associated with fuel hedges. The more fuel efficient locomotives acquired over the last two years partially offset the rise in fuel costs.
Materials and supplies increased $3.6 million primarily as a result of track material purchases. The surplus from the single track project was substantially depleted necessitating purchase of new materials.

     Operating income for 1993 increased 18.2% ($27.3 million) to $177.6 million compared to $150.3 million for 1992, as a result of increased revenues cited above and decreased expenses (including the 1992 special charge).
Excluding the special charge, the increase in operating income was 11.6% ($18.4 million).

     Net interest expense decreased by 25.9% to $31.8 million compared to $42.9 million in 1992. The issuance of new notes at 6.75% to replace the 14-1/8% Senior
Subordinated Debentures (the "Debentures") and lower interest rates on floating debt account for the reduced interest expense in 1993. The Debentures were retired via a tender offer which resulted in an extraordinary loss of $23.4 million, net of $12.6 million in tax benefits. The extraordinary loss covers the costs associated with the tender (i.e., premium on repurchase, the write-off of unamortized financing fees and debt discount and the costs associated with calling the untendered Debentures).

     See "Liquidity and Capital Resources" for discussion of the impact of the
Omnibus Budget Reconciliation Act of 1993.

     Effective January 1, 1993, the Railroad adopted both the Statement of Financial Accounting Standards No. 106,
"Employers' Accounting for Postretirement Benefits Other
Than Pensions" ("SFAS No. 106") and the Statement of
Financial Accounting Standards No. 112, "Employers'
Accounting for Postemployment Benefits" ("SFAS No. 112").
SFAS No. 106 requires that future costs associated with providing postretirement benefits be recognized as expense over the employees' requisite service period.
The pay-as-you-go method used prior to 1993 recognized the expense on a cash basis. SFAS No. 112 establishes accounting standards for employers who provide postemployment benefits and clarifies when the expense is to be recognized. As a result of adopting these two standards the Railroad recorded a decrease to net income of $84,000 (net of taxes of $46,000) as a cumulative effect of changes in accounting principles. In accordance with each standard, years prior to 1993 have not been restated.

     For 1993, the adoption of these two standards had no significant effect on income before cumulative effect of changes in accounting principles as compared to the Railroad's prior pay-as-you-go method of accounting for such benefits. The Railroad has no plans to fund these liabilities and will continue to pay these costs on a pay-as-you-go basis, as was done in prior years.


1992 COMPARED TO 1991

     Revenues for 1992 decreased from the prior year by $2.3 million or .4% to $547.4 million. The decrease resulted from a 1.6% (or 13,900 carloads) decrease in the number of freight carloads to 852,300, offset by a 1.1% increase in the average gross revenue per carload. Net freight revenue ton miles decreased 3.2% to 18.7 billion.
Gross freight revenue per thousand ton miles increased
2.7% to $28.89 from $28.12. The increase in average revenue per carload was caused by an improved commodity mix, in which a greater volume of higher revenue per carload commodities was hauled, and modest rate increases.

     Operating expense for 1992 decreased by $7.5 million, or 1.9% as compared to 1991, even though the Railroad recorded an $8.9 million pretax special charge in 1992. Reductions in labor expense ($5.5 million), lease and car hire expense ($5.2 million), diesel fuel expense ($3.1 million) and a favorable litigation settlement in the first quarter more than offset the special charge. The special charge covered certain organizational and other expenses associated with the retirement of E. L. Moyers, the Railroad's Chairman,
President and Chief Executive Officer until February
1993, as well as various unrelated asset revaluations.

     Operating income for 1992 increased by 3.6% to $150.3 million compared to $145.1 million for 1991, as a result of decreased expenses cited above offset by the aforementioned pretax special charge and decreased revenues. Excluding the special charge, the Railroad's
1992 operating income was $159.2 million, an increase of $14.1 million (9.7%) as compared to 1991. This increase is a result of on-going cost reduction programs, including the reduction in train crew sizes and the overall emphasis on efficiency.

     Net interest expense decreased by 23.5% from $56.1 million to $42.9 million. The full year effect of the August 1991 refinancing of the Series K Mortgage Bonds and the repayment of approximately $34.0 million of the Term Facility accounted for approximately $4.0 million and $8.0 million, respectively, in reduced interest expense for 1992.

     Effective January 1, 1992, the Railroad adopted SFAS
No. 109, "Accounting for Income Taxes."  As a result, the
Railroad recorded a $23.7 million reduction of its accrued deferred income tax liabilities. The Railroad elected to report this change as the cumulative effect of change in accounting principle. Therefore, prior period amounts have not been restated.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING DATA:
                             1993     1992    1991
                             ----     ----    ----
Cash flows provided by (used for):
 Operating activities...   $121.7   $ 124.1  $ 61.1
 Investing activities...    (54.1)    (45.5) (25.2)
 Financing activities...    (85.1)    (67.9) (34.5)
                           ------   -------  ------
   Net change in cash and
   temporary cash
   investments.            $(17.5)  $  10.7  $ 1.4

     Cash from operating activities was primarily net income before depreciation, deferred taxes, extraordinary item and the cumulative effect of changes in accounting principles. A significant source of cash in 1992 ($26.4 million) was the realization of settlement proceeds with numerous insurance carriers in connection with asbestos and hearing loss casualty claims. Most of the settlements were for prior claims but some cover future claims related to prior periods. As part of the settlements, the Railroad agreed to release the carriers from liability for future hearing loss claims. An additional $6.3 million was received in 1993.

     During 1993, additions to property of $57.1 million included approximately $36.6 million for track and bridge rehabilitation and approximately $.6 million for the purchase of 4 locomotives. During 1992, additions to property of $50.8 million included approximately $46.4 million for track and bridge rehabilitation including approximately $5 million for the construction of a new intermodal facility in the Chicago area. The funds for this new facility were provided by advance rentals on a three-year lease agreement for the Railroad's old intermodal yard in Chicago by another railroad. The other railroad also paid for an option to acquire the old yard for cash at any time during the three-year lease period. Proceeds from the sales of excess materials generated by the single-track project ($4.1 million in 1992) partially offset the cost of property additions.
Property retirements and removals unrelated to the single-track project generated proceeds of $5.3 million and $3.5 million in 1993 and 1992, respectively.

     The Railroad anticipates that base capital expenditures for 1994 will be approximately $50 million and will concentrate on track maintenance, renewal of track structures such as bridges, and upgrading the locomotive fleet. If additional opportunities such as lease conversions or market-driven expansions occur in 1994, the total capital spending could be approximately
$70 million. These expenditures are expected to be met from current operations or other available sources.

     Over the last three years, management has concentrated on reducing leverage, expanding funding sources, lowering funding costs and upgrading the debt ratings issued by the rating services. During that time frame, the Railroad's public debt has moved from being designated a "Highly Leveraged Transaction" to being rated Baa3 by Moody's Investors Service ("Moody's") and
BBB by Standard & Poor's Corporation ("S&P"). Likewise, the Railroad's debt has also gone from fully collateralized to unsecured. A further step in this process was the initiation of a public commercial paper program in November 1993.

     The commercial paper, issued by the Railroad, is rated A2 by S&P, F2 by Fitch Investors Service, Inc.
("Fitch") and P3 by Moody's and is supported by a $100 million Revolver with the Railroad's bank lending group.
At December 31, 1993, $38.1 million of commercial paper was outstanding with various maturities. The interest rates ranged from 3.45% to 3.75%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, the $38.1 million is classified as long-term.

     Twice during 1993, the Railroad renegotiated its lending arrangements with its bank lending group and the private placement noteholders. In April 1993, in connection with the Tender Offer for the $145 million 14-
1/8% Senior Subordinated Debentures (the "Debentures")
(see below), the banks converted the previous Permanent
Facility to a $180 million Revolving Credit Facility due
1996 at LIBOR plus 100 basis points. The banks and the holders of the $160 million senior secured notes ("Senior
Notes") issued in 1991 agreed to release all collateral and continue to lend on an unsecured basis. In November
1993, the banks again modified this arrangement in connection with the commercial paper program. The new bank agreements consist of a new $100 million Revolver, due 1996 and a $50 million 364-day facility due in October 1994 (the "Bank Line"). The new Revolver will be used primarily for backup for the commercial paper but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. The $100 million was limited to $57.9 million because $38.1
million in commercial paper was outstanding and $4.0 million in letters of credit had been issued. The Bank
Line was structured as a 364-day renewal instrument and the Railroad intends to renew it on an on-going basis.
The $40 million borrowed at December 31, 1993, has therefore been classified as long-term.

     The Company believes that its available cash, cash generated by its operations and cash available via commercial paper, the Revolver and the Bank Line will be sufficient to meet foreseeable liquidity requirements.
     Various borrowings of the Railroad are governed by agreements which contain financial and operating covenants. The Railroad was in compliance with these covenant requirements at December 31, 1993, and management does not anticipate any difficulty in maintaining such compliance.

     In 1993, conditions in the financial markets provided an opportunity for the Railroad to replace its outstanding Debentures. As a result, the Railroad initiated a tender offer for the Debentures. The tender offer, costs associated with calling the $10.3 million untendered portion and the refinancing of the Permanent
Facility Term Loan resulted in a $23.4 million extraordinary loss, net of $12.6 million in tax benefits.

     In connection with the tender offer for the Debentures, the Railroad issued $100 million of 6.75% non-callable, 10-year notes due 2003 (the "Notes") and irrevocably placed funds with a trustee to cover principal, a 6% premium and interest through the first call date of October 1, 1994, for the untendered
Debentures. Additionally, the Railroad's bank lending group agreed to the termination and replacement of the previous Permanent Facility with a new $180 million unsecured Revolving Credit Facility expiring December 31,
1996 (see above). Likewise, the Senior Note holders agreed to release all the collateral specified in their original agreement and continue on an unsecured basis.

     Certain covenants of the Railroad's debt agreements restrict the level of dividends it may pay to IC. In
1993 and 1992, the Railroad paid dividends to IC of $27.4 million and $6.4 million, respectively. In November
1993, the Railroad declared a $15.0 million dividend which was paid in January 1994. At December 31, 1993, approximately $76 million of Railroad equity was free of such restrictions.

     The Railroad has paid approximately $8 million, $10 million and $18 million in 1993, 1992 and 1991, respectively, for severance and lump sum signing awards associated with the various agreements signed in 1992 and 1991. The Railroad anticipates that an additional $7 million will be required in 1994 related to all such agreements. These requirements are expected to be met from current operating activities or other available sources.

     The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 93% of the Railroad's short-term diesel fuel requirements through March 1995 and 46% through June 1995 are protected against significant price changes.

Federal Deficit Reduction Package

     On August 10, 1993, the Omnibus Budget
Reconciliation Act of 1993, which contains a deficit reduction package, became law. Certain aspects of the legislation increased taxes directly affecting the Railroad. Most significantly, the new law increased the maximum corporate federal income tax rate from 34% to 35% retroactive to January 1, 1993. This change required the Railroad to record additional deferred income tax expense of approximately $3.1 million in the third quarter of 1993 to reflect the new tax rate's impact on net deferred income tax liability as of January 1, 1993. The higher corporate rate did not significantly affect the Railroad's cash flow.

     In addition, the legislation increased the federal tax on diesel fuels by 4.3 cents per gallon effective
October 1, 1993. This tax increased the fuel expense of the Railroad, which purchases approximately 4.3 million gallons of diesel fuel each month, by $.5 million in 1993.

     Other

     The Railroad is and will continue to be subject to extensive regulation under environmental laws and regulations concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Railroad and other railroads is the risk of environmental liabilities. Several properties on which the Railroad currently or formerly conducted operations are subject to governmental action in connection with environmental damage. In the opinion of management, the Railroad has adequate reserves to cover the costs for investigation and remediation. However, there can be no assurance that environmental conditions will not be discovered which might individually or in the aggregate have a material adverse effect on the Railroad's financial condition.

     Recent Accounting Pronouncements

     In May 1993, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards
No. 114, "Accounting by Creditors for Impairment of a
Loan" ("SFAS No. 114") and Statement of Financial
Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities" ("SFAS No.
115").

     SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. This statement applies to financial statements for fiscal years beginning after December 31, 1994, with earlier adoption encouraged. The Railroad is currently evaluating the impact of this statement, if any, on its reported results. Early adoption is not anticipated.

     SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This statement is effective for fiscal years beginning after December 15, 1993. Adoption is not anticipated to have an adverse impact on reported results.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
     DATA

See Index to Consolidated Financial Statements on page 27 of this Report.


ITEM 9.  CHANGES IN AND DISAGREEMENT WITH
         ACCOUNTANTS IN ACCOUNTING FINANCIAL
         DISCLOSURES


                  NONE
                   PART III


ITEM 10, 11, 12 and 13
- ----------------------

     Intentionally omitted. See the Index page of this Report for explanation.


                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

       See Index to Consolidated Financial
       Statements on page 27 of this Report.

    2. Financial Statement Schedules:

       See Index to Financial Statement Schedules on page F-21 of this Report.

    3. Exhibits:

       See items marked with "*" on the Exhibit
       Index beginning on page E-1 of this Report.
       Items so marked identify management contracts or compensatory plans or arrangements as required by
       Item 14.

(b) 1. Reports on Form 8-K:

       During the fourth quarter of 1993 the Registrant filed with the Securities and Exchange Commission the following reports on Form 8-K on the dates indicated to report the events described:

                    NONE

(c)    Exhibits:

       The response to this portion of Item 14 is submitted as a separate section of this Report.
       See Exhibit Index beginning on page E-1.

(d)    Financial Statement Schedules:

       The response to this portion of Item 14 is submitted as a separate section of this Report.

                        SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Illinois Central Railroad Company

By:  /s/ DALE W. PHILLIPS
         Dale W. Phillips
         Vice President and Chief Financial Officer
         Date: March 16, 1994


     Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


         SIGNATURE             Title(s)      Date


/s/ GILBERT H. LAMPHERE   Chairman of the
    Gilbert H. Lamphere   Board and
                          Director
                                   March 16,  1994

/s/ E. HUNTER HARRISON    President and Chief
    E. Hunter Harrison    Executive Officer
                          (principal executive
                           officer), Director
                                   March 16, 1994

/s/ DALE W. PHILLIPS      Vice President
    Dale W. Phillips      and Chief Financial
                          Officer (principal
                          financial officer)
                                   March 16, 1994

/s/ JOHN V. MULVANEY      Controller
    John V. Mulvaney      (principal accounting
                          officer)
                                   March 16, 1994

/s/ RONALD A. LANE        Director
    Ronald A. Lane
                                   March 16, 1994

/s/ GERALD F. MOHAN       Director
    Gerald F. Mohan
                                   March 16, 1994

             ILLINOIS CENTRAL RAILROAD COMPANY
                     AND SUBSIDIARIES


                    ------------------



                ----------------------------


                      F O R M  10-K



                  FINANCIAL STATEMENTS

           SUBMITTED IN RESPONSE TO ITEM 8

        ILLINOIS CENTRAL RAILROAD COMPANY
               AND SUBSIDIARIES

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Page

Report of Independent Public Accountants....  F-1

Consolidated Statements of Income for the
 three years ended December 31, 1993........  F-2

Consolidated Balance Sheets at
 December 31, 1993 and 1992.................  F-3

Consolidated Statements of Cash Flows for
 the three years ended December 31, 1993....  F-4

Consolidated Statements of Stockholder's
 Equity and Retained Income for the three
 years ended December 31, 1993..............  F-5

Notes to Consolidated Financial Statements for the three years ended December 31, 1993. F-6

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central Railroad
Company:

     We have audited the accompanying consolidated balance sheets of Illinois Central Railroad Company (a
Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and stockholder's equity and retained income for each of the three years in the period ended
December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Central Railroad Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 9 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement health care and postemployment benefits.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules herein are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements.
These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN & CO.

Chicago, Illinois
January 19, 1994

                ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                         Consolidated Statements of Income
                                 ($ in millions)

                                                      Years Ended December 31,
                                                      1993       1992       1991
     Revenues                                       $ 564.7   $ 547.4    $ 549.7

     Operating expenses:
        Labor and fringe benefits                     190.2     191.3      196.8
        Leases and car hire                            73.1      72.6       77.8
        Diesel fuel                                    30.4      30.0       33.1
        Materials and supplies                         36.7      33.1       31.4
        Depreciation and amortization                  22.8      21.4       20.5
        Other                                          33.9      39.8       45.0
        Special charge                                    -       8.9          -
                                                     ------    ------      -----
     Operating expenses                               387.1     397.1      404.6

     Operating income                                 177.6     150.3      145.1

     Other income, net                                  2.8       3.6        7.0
     Interest expense, net                            (31.8)    (42.9)     (56.1)
                                                     ------    ------      -----
     Income before income taxes, extraordinary item
        and cumulative effect of changes in
        accounting principles                         148.6     111.0       96.0
     Provision for income taxes                        56.6      37.7       30.7
                                                     ------    ------      -----
     Income before extraordinary item and cumulative
        effect of changes in accounting principles     92.0      73.3       65.3
     Extraordinary item, net                          (23.4)        -          -
     Cumulative effect of changes in accounting
        principles                                     (0.1)     23.7          -
                                                     ------    ------      -----
     Net income                                     $  68.5   $  97.0    $  65.3
                                                     ======    ======      =====

     The following notes are an integral part of the consolidated financial statements.


           ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Balance Sheets
                           ($ in millions)

                   ASSETS                     December 31, 1993   December 31, 1992
  Current assets:
    Cash and temporary cash investment           $    8.1            $   25.6
    Receivables, net of allowance for doubtful
     accounts of $3.1 in 1993 and $2.6 in 1992       84.6                79.1
       Materials and supplies, at average cost       20.1                18.8
       Assets held for disposition                    9.1                 9.1
       Deferred income taxes - current               22.8                24.2
       Other current assets                           3.6                 2.0
            Total current assets                    148.3               158.8
                                                  -------             -------
  Investments                                        14.5                15.0

  Properties:
     Transportation:
        Road and structures, including land         947.9               909.5
        Equipment                                    71.7                62.4
     Other, principally land                         40.4                40.6
                                                  -------             -------
        Total properties                          1,060.0             1,012.5
     Accumulated depreciation                       (19.3)              (15.1)
                                                  -------             -------
        Net properties                            1,040.7               997.4

  Other assets                                       10.2                16.2
                                                  -------             -------
            Total assets                         $1,213.7            $1,187.4
                                                  =======             =======

                  LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
       Current maturities of long-term debt      $    1.1            $   11.9
       Accounts payable                              51.7                53.7
       Dividends payable                             15.0                 6.4
       Income taxes payable                           3.5                 2.2
       Casualty and freight claims                   24.7                24.6
       Employee compensation and vacations           15.8                16.3
       Taxes other than income taxes                 13.9                12.9
       Accrued redundancy reserves                    6.8                 9.4
       Other accrued expenses                        28.4                30.8
                                                  -------             -------
            Total current liabilities               160.9               168.2

  Long-term debt                                    347.3               356.9
  Deferred income taxes                             200.6               170.2
  Other liabilities and reserves                    138.1               160.6

  Contingencies and commitments (Note 12)

  Stockholder's equity:
       Common stock authorized, issued and
         outstanding 100 shares, $1 par value           -                   -
       Additional paid-in capital                   128.6               125.8
       Retained income                              238.2               205.7
                                                  -------             -------
           Total stockholder's equity               366.8               331.5
                                                  -------             -------
           Total liabilities and stockhol        $1,213.7            $1,187.4
                                                  =======             =======

  The following notes are an integral part of the consolidated financial statements.

              ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                             ($ in millions)

                                                        Years Ended December 31,
                                                      1993        1992        1991
Cash flows from operating activities :
  Net income                                       $  68.5     $  97.0     $  65.3
  Reconciliation of net income to net cash
     provided by (used for) operating activities :
        Extraordinary item, net                       23.4           -           -
        Cumulative effect of changes in accounting
          principles                                   0.1       (23.7)          -
        Depreciation and amortization                 22.8        21.4        20.5
        Deferred income taxes                         31.9        20.7        20.3
        Special charge                                   -         8.9           -
        Equity in undistributed earnings of
          affiliates, net of dividends received       (0.3)        0.2        (0.1)
        Net gains on sales of real estate             (0.8)       (0.4)       (0.7)
        Cash changes in working capital               (3.1)      (15.6)      (26.6)
        Changes in other assets                       (0.9)        2.8        (2.8)
        Changes in other liabilities and reserves    (19.8)       12.8       (14.8)
           Net cash provided by (used for)          ------      ------      ------
            operating activities                     121.8       124.1        61.1

Cash flows from investing activities :
  Additions to properties                            (57.1)      (49.7)      (38.2)
  Proceeds from sales of real estate                   1.5         1.3         1.8
  Proceeds from single track sales                       -         4.1        16.3
  Proceeds from equipment sales                        3.8         2.2         1.3
  Proceeds from sales of investments                   0.8         1.8         3.3
  Other                                               (3.2)       (5.2)       (9.7)
        Net cash provided by (used for)             ------      ------      ------
         investing activities                        (54.2)      (45.5)      (25.2)

Cash flows from financing activities :
  Proceeds from issuance of debt                     344.6           -       167.0
  Principal payments on debt                        (401.9)      (61.0)     (250.9)
  Dividends paid                                     (27.4)       (6.4)          -
  Capital contribution from parent company               -           -        50.0
  Purchase of subsidiary's common stock               (0.4)       (0.5)       (0.6)
        Net cash provided by (used for)             ------      ------      ------
         financing activities                        (85.1)      (67.9)      (34.5)
                                                    ------      ------       -----
Changes in cash and temporary cash investments       (17.5)       10.7         1.4
Cash and temporary cash investments at beginning
  of period                                           25.6        14.9        13.5
Cash and temporary cash investments at end
  of period                                        $   8.1     $  25.6     $  14.9
Supplemental disclosure of cash flow information :  ======      ======       =====
  Cash paid during the year for:
     Interest (net of amount capitalized)          $  38.3     $  44.3     $  55.7
                                                    ======      ======       =====
     Income taxes                                  $  10.9     $  15.9     $  15.7
                                                    ======      ======       =====

 The following notes are an integral part of the consolidated financial statements.

             ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES

               Consolidated Statements of Stockholder's Equity

                               Shares              Equity ($ in millions)
                                                                       Total
                                                   Additional          Stock-
                               Common    Common    Paid-in   Retained  holder's
                               Share     Stock     Capital   Income    Equity
                               ------    ------    -------   --------  ------

Balance December 31, 1990       100     $   -      $  72.2   $  56.2   $ 128.4


Capital contribution                                  50.0                50.0

Net income                                                      65.3      65.3
                               -----      -----      -----     -----     -----
Balance December 31, 1991       100         -        122.2     121.5     243.7


Capital contribution                                   3.6                 3.6

Dividends                                                      (12.8)    (12.8)

Net income                                                      97.0      97.0
                               -----      -----      -----     -----     -----
Balance December 31, 1992       100         -        125.8     205.7     331.5


Capital contribution                                   2.8                 2.8

Dividends                                                      (36.0)    (36.0)

Net income                                                      68.5      68.5

Balance December 31, 1993       100     $   -      $ 128.6   $ 238.2   $ 366.8
                               =====      =====      =====     =====     =====

The following notes are an integral part of the consolidated financial statements.

1.   THE RAILROAD

     Illinois Central Corporation, a holding company, (hereinafter, "IC") was formed originally for the purpose of acquiring, through a wholly-owned subsidiary, the outstanding common stock of Illinois Central
Transportation Company ("ICTC"). Following a tender offer and several mergers, the Illinois Central Railroad
Company ("Railroad") is the surviving corporation and the successor to ICTC and now a wholly-owned subsidiary of the IC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Railroad and its subsidiaries.
Significant investments in affiliated companies are accounted for by the equity method. Transactions between consolidated companies have been eliminated in the accompanying consolidated financial statements.

     PROPERTIES

     Depreciation is computed by the straight-line method and includes depreciation on properties under capital leases. Depreciation for track structure, other road property, and equipment is calculated using the composite method. In the case of routine retirements, removal cost less salvage recovery is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expense.

     The Interstate Commerce Commission ("ICC") approves the depreciation rates used by the Railroad. In 1991, the Railroad completed a study which resulted in revised depreciation rates for road properties (excluding track properties) and equipment. The revised rates did not and will not have a significant effect on operating results.
The approximate ranges of annual depreciation rates for major property classifications are as follows:

  Road properties .................1% - 8%
  Transportation equipment ........1% - 7%

     In 1989, the Railroad initiated a program to convert approximately 500 miles of double track main line to a single track main line, with a centralized traffic control system. This program was completed successfully in 1991.

     REVENUES

     Revenues are recognized based on services performed and include estimated amounts relating to movements in progress for which the settlement process is not complete. Estimated revenue amounts for movements in progress are not significant.

    INCOME TAXES

     Effective January 1, 1992, the Railroad adopted the
Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" ("SFAS No. 109").  Under
SFAS No. 109, deferred income taxes are accounted for on the asset and liability method by applying enacted statutory tax rates to differences ("temporary differences") between the financial statement carrying amounts and the tax bases of assets and liabilities. The resulting deferred tax assets and liabilities represent taxes to be collected or paid in the future when the related assets and liabilities are recovered and settled, respectively. See Note 10 for discussion of the 1992 impact of adopting SFAS No. 109.

    CASH AND TEMPORARY CASH INVESTMENTS

     Cash in excess of operating requirements is invested in certain funds having original maturities of three months or less. These investments are stated at cost, which approximates market value.

     INCOME PER SHARE

     Income per share has been omitted as the Railroad is a wholly-owned subsidiary of IC.

     FUTURES, OPTIONS, CAPS, FLOORS AND FORWARD
 CONTRACTS

     In March 1990, the FASB issued Statement of
Financial Accounting Standards No. 105 "Disclosure of
Information about Financial Instruments with Off Balance
Sheet Risk and Financial Instruments with Concentration of Credit Risk" ("SFAS 105"). Disclosures required by
SFAS 105 are found in various notes where the financial instruments or related risks are discussed. See specifically Notes 6, 7, 8, and 12.

     CASUALTY AND FREIGHT CLAIMS

     The Railroad accrues for injury and damage claims outstanding based on actual claims filed and estimates of claims incurred but not filed. Estimated amounts expected to be settled within one year are classified as current liabilities in the accompanying Consolidated Balance
Sheets.

     EMPLOYEE BENEFIT PLANS

     All employees of the Railroad are covered under the Railroad Retirement Act. In addition, management employees of the Railroad are covered under a defined contribution plan. Contribution costs of the plan are funded currently.

     Mr. E. L. Moyers, former Chairman, President and
Chief Executive Officer ("Mr. Moyers") is covered by a supplemental plan which is discussed in Note 9.

     Effective January 1, 1993, the Railroad adopted both the Statement of Financial Accounting Standards No. 106,
"Employers' Accounting for Postretirement Benefits Other
Than Pensions" ("SFAS No. 106") and the Statement of
Financial Accounting Standards No. 112, "Employers'
Accounting for Postemployment Benefits" ("SFAS No. 112").
SFAS No. 106 requires that future costs associated with providing postretirement benefits be recognized as expense over the employees' requisite service period.
The pay-as-you-go method used prior to 1993 recognized the expense on a cash basis. SFAS No. 112 establishes accounting standards for employers who provide postemployment benefits and clarifies when the expense is to be recognized. In accordance with the provisions of these standards, years prior to 1993 have not been restated. See Note 9 for discussion of the impact of adopting SFAS No. 106 and SFAS No. 112.

     RECLASSIFICATIONS

     Certain items relating to prior years have been reclassified to conform to the presentation in the current year.


3.   EXTRAORDINARY ITEM AND REFINANCING

     The 1993 extraordinary loss resulted from the retirement of the Railroad's 14-1/8% Senior Subordinated
Debentures (the "Debentures") and refinancing the Permanent Facility. The loss was $23.4 million, net of tax benefits of $12.6 million. The loss resulted from the premium paid, the write-off of unamortized financing fees and debt discount and costs associated with the calling of the $10.3 million of Debentures not tendered.
The net proceeds of the 6.75% Notes (see Note 8), borrowings under the $180 million Revolving Credit
Facility and other available cash were used to fund the retirement of the Debentures.


4.   OTHER INCOME, NET

     Other Income, Net consisted of the following ($ in millions):

                               Years Ended December 31,
                                1993     1992     1991
                                ----     ----     ----
  Rental income, net......     $ 3.9    $ 3.8    $ 3.0
  Net gains on real estate
   sales..................        .8       .4       .7
  Net gain (loss) on disposal
   of rolling stock.......      (2.3)       -        -
  Equity in undistributed
   earnings of affiliates.        .5       .3       .4
  Net gain on Series K....         -        -      3.6
  Other, net..............       (.1)     (.9)     (.7)
                               ------   ------   ------
    Other Income, Net.....     $ 2.8    $ 3.6    $ 7.0

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash changes in components of working capital, exclusive of Current Maturities of Long-Term Debt, included in the Consolidated Statements of Cash Flows were as follows ($ in millions):


                                      Years Ended December 31,
                                   1993         1992        1991
                                   ----         ----        ----
Receivables, net .............   $ (5.5)     $   1.9     $  (2.6)
Materials and supplies .......     (1.4)        (3.2)        (.6)
Other current assets .........     (1.5)          .4         1.0
Accounts payable .............     (1.7)        (3.7)       (7.1)
Income taxes payable .........     13.9          1.5        (5.2)
Accrued redundancy reserves...     (2.6)       (11.0)      (11.7)
Other current liabilities ....     (4.3)        (1.5)        (.4)
                                 ------      -------     --------
                                 $ (3.1)     $ (15.6)    $ (26.6)

     Included in changes in Other Liabilities and Reserves is approximately $6.3 million and $23.4 million for the years ended December 31, 1993 and 1992, respectively, reflecting proceeds from the settlement of casualty claims with numerous insurance carriers.

     In 1993, the Railroad entered into a capital lease for 200 covered hoppers. The lease expires in 2003. See
Note 7 for a recap of the present value of the minimum lease payments.

     In 1991, the Railroad retired several Long-Term Debt obligations, most significantly its $150 million 15.5%
Series K First Mortgage Bonds ("Series K"). These retirements resulted in non-cash reductions of debt balances of $4.6 million. Also, in 1991 the balance of a long term investment was reduced by $2.5 million.


6.   MATERIALS AND SUPPLIES

     Materials and Supplies, valued using the average cost method, consist of track material, switches, car and locomotive parts and fuel. The Railroad entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 93% of the short-term diesel fuel requirements through March
1995 and 46% through June 1995 are protected against significant price changes based on the average near-by contract for Heating Oil #2 traded on the New York
Mercantile Exchange.

7.   LEASES

     As of December 31, 1993, the Railroad leased 6,709 of its cars and 227 of its locomotives. The majority of these leases have original terms of 15 years and expire between 1994 and 2001. Under the terms of the majority of its leases, the Railroad has the right of first refusal to purchase, at the end of the lease terms, certain cars and locomotives at fair market value. Other leases include office and computer equipment, vehicles and office facilities.

     Net obligations under capital leases at December 31, 1993 and 1992, included in the Consolidated Balance
Sheets are $5.4 million and $.2 million, respectively.

     At December 31, 1993, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):

                              Capital  Operating
                               Leases     Leases

   1994 .....................   $ .9      $ 34.6
   1995 .....................     .9        28.4
   1996 .....................     .8        19.3
   1997 .....................     .8         7.8
   1998 .....................     .8         4.2
   Thereafter ...............    3.1        17.4
     Total minimum lease        ----      ------
      payments...............    7.3      $111.7

   Less: Imputed interest ...    1.9
     Present value of minimum   ----
      payments...............   $5.4

     Total rent expense applicable to noncancellable operating leases amounted to $48.2 million in 1993, $48.4 million for 1992 and $49.4 million for 1991. Most of the leases provide that the Railroad pay taxes, maintenance, insurance and certain other operating expenses.

8. LONG-TERM DEBT AND INTEREST EXPENSE

   Long-Term Debt at December 31, consisted of the following ($ in millions):

                                                                 1993    1992
                                                                 ----    ----
Equipment obligations......................................... $    -  $   .5
Debentures and other debt, due 1994 to 2056, 4.5% to 10.9% ...   10.8    11.3
Commercial Paper, at average interest rate 3.57%..............   38.1       -
Bank Line, at average interest rate 3.49%.....................   40.0       -
Notes, due 2003, 6.75%........................................  100.0       -
Senior Subordinated Debentures................................      -   145.0
Senior Notes, due 1998 to 2001, 10.02% and 10.4%..............  159.8   160.0
Permanent Facility, at average interest rate in 1992
  of 5.25% ...................................................      -    47.6
Capitalized leases (Note 7) ..................................    4.9      .1
Unamortized premium (discount), net ..........................   (6.3)   (7.6)
                                                               ------  ------
             Total Long-Term Debt ............................ $347.3  $356.9

     At December 31, 1993, the aggregate annual maturities and sinking fund requirements for debt payments for 1994 through 1999 and thereafter are $1.1 million, $.8 million, $78.9 million, $.9 million, $55.6 million, $55.6 million and $155.5 million, respectively.
The weighted-average interest rate for 1993 and 1992 on total debt excluding the effect of discounts, premiums and related amortization was 9.1% and 10.8%, respectively.

     In November 1993, the Railroad initiated a public commercial paper program. The commercial paper is rated
A2 by S&P, F2 by Fitch and P3 by Moody's and is supported by a new $100 million Revolver with the Railroad's bank lending group. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as maturities occur. Therefore, the $38.1 million outstanding at December 31, 1993 has been classified as long-term.

     In connection with the commercial paper program, the bank lending group agreed to replace the $180 million
Revolving Credit Facility (see below) with (i) a new $100 million Revolver, due 1996 and (ii) a $50 million 364-day facility due October 1994 ("Bank Line"). The new
Revolver will be used primarily for backup for the commercial paper but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. The $100 million was limited to $57.9 million because $38.1 million in commercial paper was outstanding and $4.0 million in letters of credit had been issued.
The Bank Line was structured as a 364-day renewable instrument and the Railroad intends to renew it on an on-going basis. The $40 million outstanding at December 31, 1993, has therefore been classified as long-term.

     During April 1993, IC and the Railroad reached an agreement with its bank lending group and the holders of the privately placed $160 million Senior Secured Notes
("Senior Notes") for a release of all collateral and those instruments are now unsecured. The bank agreed to replace the Permanent Facility with a $180 million
Revolving Credit Facility. This was done in connection with the tender offer made by the Railroad for all of the Debentures.

     The tender offer was funded by issuance of new $100 million 6.75% Notes, due 2003 (the "Notes"), borrowing under a $180 million Revolving Credit Facility negotiated with the banks which replaced the Permanent Facility and cash on hand. See Note 3 for discussion of the extraordinary loss incurred upon tender for the Debentures. The Railroad irrevocably placed $12.6 million on deposit with a trustee to cover principal, a 6% premium and interest through the first call date of October 1, 1994, for the untendered Debentures.

     The Notes (issued at a slight discount 1.071%) pay interest semiannually in May and November and are covered by an Indenture. Of the Senior Notes, $109.8 million bears interest at a rate of 10.02% and $50 million at 10.4%. Principal payments of $55 million are due in each of 1998 and 1999, and $25 million in each of 2000 and 2001. The Senior Notes are governed by a Note Purchase
Agreement.

     Various borrowings of the Railroad are governed by agreements which contain certain affirmative and negative covenants customary for facilities of this nature including restrictions on additional indebtedness, investments, guarantees, liens, distributions, sales and leasebacks, and sales of assets and capital stock. Some also require the Railroad to satisfy certain financial tests, including a leverage ratio, an earnings before interest and taxes to interest charges ratio, debt service coverage, and minimum consolidated tangible net worth requirements. The Railroad may be required to apply 100% of net after-tax proceeds of sales aggregating
$2.5 million or greater of certain assets to reduce
Revolver commitments. The holders of the Senior Notes can elect to receive a pro-rata share of after-tax proceeds.

     Interest Expense, Net consisted of the following ($ in millions):


                           Years Ended December 31,
                          1993      1992      1991
Interest expense .....   $33.8     $45.1     $59.7
 Less: Interest
      capitalized.....      .8        .6        .4
Interest income.......     1.2       1.6       3.2
                          -----     -----     -----
 Interest Expense, Net.   $31.8     $42.9     $56.1

9.   EMPLOYEE BENEFIT PLANS

     Retirement Plans. All employees of the Railroad are covered under the Railroad Retirement Act. In addition, management employees of the Railroad are covered under a defined contribution plan. Contributions under the plan vest immediately. Expenses relating to the defined contribution plan were $.4 million for each of the years ended December 31, 1993, 1992 and 1991.

     Mr. Moyers is covered by a non-qualified, unfunded supplemental retirement benefit agreement which provides for a defined benefit payable annually, commencing upon death, permanent disability or retirement (with benefits arising from retirement commencing upon his attaining age
65 and compliance with certain non-competition agreements), in the amount of $250,000 per year for a maximum of 15 years. In accordance with the term of the agreement, no payments will be made while Mr. Moyers is employed by another Class I railroad. The present value of this agreement was included in the 1992 special charge. See Note 14.

     Postretirement Plans. In addition to the Railroad's defined contribution plan for management employees, the Railroad has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. The Railroad's contribution will be fixed at the 1999 year end rate for all subsequent years.
Salaried retirees are covered by a life insurance plan which provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65.
All benefits under this plan terminate in 1998.

     There are no plan assets and the Railroad will continue to fund these benefits as claims are paid as was done in prior years.

     Postemployment Benefit Plans. The Railroad provides certain postemployment benefits such as long-term salary continuation and waiver of medical and life insurance co-payments while on long-term disability.

        SFAS No. 106 and SFAS No.112.  As described in
Note 2 effective January 1, 1993 the Railroad adopted
SFAS No. 106 and SFAS No. 112.  With respect to SFAS No.
106, the Railroad elected to immediately recognize the transition asset associated with adoption which resulted because the Railroad had previously recorded an amount under purchase accounting to reflect the estimated liability for such benefits as of the acquisition date of ICTC.

     As a result of adopting these two standards, the Railroad recorded a decrease to net income of $84,000
(net of taxes of $46,000) as a cumulative effect of changes in accounting principles ($ in millions):

Postretirement Benefits (SFAS No. 106):
     APBO at January 1, 1993:
      Medical....................         $36.5
      Life.......................           2.3
             Total APB...........          38.8
     Liability previously recorded        (40.3)
          Transition Asset.......           1.5
Postemployment Benefits Obligation
     at January 1, 1993 (SFAS 112)         (1.6)
Pre-tax Cumulative Effect of Changes
     in Accounting Principles.....          (.1)
Related tax benefit...............            -
                                           -----
Cumulative Effect of Changes
     in Accounting Principles.....        $ (.1)

Per Share Impact..................        $   -

     In accordance with each standard, years prior to 1993 have not been restated. For 1993, the adoption of these two standards had no significant effect on income before cumulative effect of changes in accounting principles as compared to the Railroad's prior pay-as-you-go method of accounting for such benefits.

     The accumulated postretirement benefit obligations
("APBO") of the postretirement plans were as follows ($ in millions):

                                               January
                     December 31, 1993         1, 1993
                     Medical   Life    Total     Total
                     -------   ----    -----   -------
Accumulated post-
retirement benefit
obligation:
   Retirees.........  $26.4   $ 2.4    $28.8    $33.4
   Fully eligible
    active plan
    participants....     .7       -       .7       .7
   Other active plan
    participants....    4.7       -      4.7      4.7
                      -----   -----    -----    -----
       Total APBO...  $31.8   $ 2.4     34.2     38.8

   Unrecognized net
    gain                                 5.0        -
                                       -----    -----
   Accrued liability
    for postretirement
    benefits                           $39.2    $38.8

     The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 8.0% at January 1, 1993. As a result of the Railroad's improved financial condition and recognizing the overall shift in the financial community, the Railroad lowered the weighted-average discount rate to 7.25% as of December 31, 1993. The change in rates resulted in approximately $2.0 million actuarial loss.
The loss was offset by actual experience gains, primarily fewer claims and lower medical rate inflation, which resulted in a $5.0 million unrecognized net gain as of December 31, 1993.

     The components of the net periodic postretirement benefits cost for 1993 were as follows ($ in millions):

Service costs.............................   $  .1
Interest costs............................     3.0
Net amortization of Corridor excess.......       -
Net periodic postretirement                  -----
  benefit costs...........................   $ 3.1

     The weighted-average annual assumed rate of increase in the per capital cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 14.0% for 1993 and is assumed to decrease gradually to 6.25% by 2001 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, as discussed, the plan limits annual inflation for the Railroad's portion of such costs to 9.5% each year.
Therefore, an increase in the assumed health care cost trend rates by one percentage point in each year would have no impact on the Railroad's accumulated postretirement benefit obligation for the medical plans as of December 31, 1993, or the aggregate of the service and interest cost components of net periodic postretirement benefit expense in future years.


10.  PROVISION FOR INCOME TAXES

     Effective January 1, 1992, the Railroad adopted the
Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" ("SFAS No. 109"). As a result, the Railroad recorded a $23.7 million reduction in its accrued net deferred income tax liability as of January 1, 1992. The gain recorded upon adoption could not be recognized previously in accordance with SFAS No.
96 which the Railroad had adopted in 1988.

     The Railroad elected to report this change as the cumulative effect of a change of accounting principle.
Therefore, prior year amounts were not restated.

     On August 10, 1993, the Omnibus Budget
Reconciliation Act of 1993, which contains a deficit reduction package, became law. Certain aspects of the Act directly affect the Railroad. Most significantly, the new law increased the maximum corporate federal income tax rate from 34% to 35% retroactive to January 1, 1993. This change required the Railroad to record additional deferred income tax expense of approximately
$3.1 million to reflect the new tax rate's impact on net deferred income tax liability as of January 1, 1993. The higher corporate rate is not anticipated to significantly affect the Railroad's cash flow.

     The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):

                                Years Ended December 31,
                                1993      1992     1991

     Current income tax:
       Federal............     $23.8      $15.4    $ 9.4
       State..............        .9        1.6      1.0
     Deferred income taxes      31.9       20.7     20.3
     Provision for Income      -----      -----    -----
       Taxes..............     $56.6      $37.7    $30.7

     The effective income tax rates for the years ended
December 31, 1993, 1992 and 1991, were 38%, 34% and 32%,
respectively. See Note 3 for the tax benefits associated with the extraordinary loss.

     The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and the income taxes computed at the statutory rate are summarized below ($ in millions):


                                         Years Ended December 31,
                                      1993        1992         1991
                                      ----        ----         ----
    Expected tax expense
      computed at
      statutory rate........       $52.0  35%   $37.7  34%  $32.7  34%
    Dividends received
      exclusion ............         (.1)  -      (.1)  -     (.1)  -
    Impact of OBRA 1993 rate
      change................         3.1   2        -   -       -   -
    State income taxes, net
      of Federal tax
      effect ...............          .6   -      1.0   1      .7   1
    Benefits of net
      operating loss
      carryforwards ........           -   -        -   -    (3.8) (4)
    Other items, net .......         1.0   1      (.9) (1)    1.2   1
    Provision for                  -----  ---   -----  ---  -----  ---
      Income Taxes..........       $56.6  38%   $37.7  34%  $30.7  32%


     Temporary differences between book and tax income arise because the tax effects of transactions are recorded in the year in which they enter into the determination of taxable income. As a result, the book provisions for taxes differ from the actual taxes reported on the income tax returns. The net results of such differences are included in Deferred Income Taxes in the Consolidated Balance Sheets.
     The Railroad has an Alternative Minimum Tax ("AMT") carryforward credit of $.1 million at December 31, 1993.
This excess of AMT over regular tax can be carried forward indefinitely to reduce future U.S. Federal income tax liabilities. At December 31, 1993, this credit was used to reduce the recorded deferred tax liability.

     At December 31, 1993, the Railroad, for tax or financial statement reporting purposes, had no net operating loss carryovers.

     Deferred Income Taxes consisted of the following ($ in millions):

                                         December 31,
                                     1993           1992

Deferred tax assets..........   $   82.2        $  114.4

Less: Valuation allowance....       (2.2)           (3.3)
                                --------        --------
 Deferred tax assets,
   net of valuation allowance.      80.0           111.1

Deferred tax liabilities......    (257.8)         (257.1)
                                --------        --------
Deferred Income Taxes.........  $ (177.8        $ (146.0)

     The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

     Major types of deferred tax assets are: reserves not yet deducted for tax purposes ($64.0 million) and safe harbor leases ($11.8 million). Major types of deferred tax liabilities are: accelerated depreciation ($203.5 million), land basis differences ($10.3 million) and debt marked to market ($2.1 million).

     IC and the Railroad have a tax sharing agreement whereby the Railroad's federal tax liability and combined state tax liabilities (if any) are the lesser of (i) the Railroad's separate consolidated liability as if it were not a member of IC's consolidated group or (ii) IC's consolidated liability computed without regard to any other subsidiaries of the IC.

11.  EQUITY AND RESTRICTIONS ON DIVIDENDS

     Certain covenants of the Railroad's debt restrict the level of dividends it may pay to IC. At December 31, 1993, approximately $76 million was free of such restrictions. The Railroad was able to pay dividends of $27.4 million and $6.4 million in 1993 and 1992, respectively. In November 1993, the Railroad declared a $15.0 million dividend which was paid in January 1994.

     In 1993 and 1992, IC made capital contributions of $2.8 million and $3.6 million respectively, to the Railroad which was equivalent to the vested portion of the restricted IC Common Stock granted to various
Railroad employees, including Mr. Moyers, in accordance with an IC benefit plan. Such restricted stock vests in equal installments through May 1, 1996. In 1991, IC made a $50 million capital contribution from proceeds of a $63 million public Common Stock offering.

12.  CONTINGENCIES, COMMITMENTS AND CONCENTRATION OF
      RISKS

     The Railroad is self-insured for the first $5 million of each loss. The Railroad carries $295 million of liability insurance per occurrence, subject to an annual cap of $370 million in the aggregate for all losses. This coverage is considered by the Railroad's management to be adequate in light of the Railroad's safety record and claims experience.

     As of December 31, 1993, the Railroad had $4.0 million of letters of credit outstanding as collateral primarily for surety bonds executed on behalf of the Railroad. Such letters of credit expire in 1994 and are automatically renewable for one year. The letters of credit reduced the maximum amount that could be borrowed under the Revolver (see Note 8).

     The Railroad has guaranteed repayment of certain indebtedness of a jointly owned company aggregating $7.8 million. The Railroad's primary share is $1.0 million;
the remainder is a primary obligation of other unrelated owner companies.

     There are various regulatory proceedings, claims and
litigation pending against the Railroad.   While  the
ultimate amount of liability that may result cannot be determined, in the opinion of the Railroad's management, based on present information, adequate provisions for liabilities have been recorded. See
"Management's Discussion and Analysis - Other" for a discussion of environmental matters.

13.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
       INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and temporary cash investments. The carrying amount approximates fair value because of the short maturity of those instruments.

     Investments. The Railroad has investments of $9.1 million in 1993 and $11.1 million in 1992 for which there are no quoted market prices. These investments are in joint railroad facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments, the carrying amount is a reasonable estimate of fair value.
The Railroad's remaining investments ($5.4 million in 1993 and $3.9 million in 1992) are accounted for by the equity method.

     Long-term debt. The fair value of the Railroad's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Railroad for debt of the same remaining maturities.

     Fuel hedge agreements. The fair value of fuel hedging agreements is the estimated amount that the Railroad would receive or pay to terminate the agreements as of year end, taking into account the current credit worthiness of the agreement counterparties. At December
31, 1993 and 1992, the fair value was a liability of $4.6 million and less than $.1 million, respectively.

     The estimated fair values of the Railroad's financial instruments at December 31, are as follows ($ in millions):

                            1993             1992
                      Carrying   Fair   Carrying   Fair
                       Amount    Value   Amount    Value
                      --------   -----   -------   -----

Cash and temporary
 cash Investments...  $  8.1    $  8.1   $ 25.6   $ 25.6
Investments.........     9.1       9.1     11.1     11.1
Debt................  (348.4)   (368.9)  (368.8)  (418.2)

14.   SPECIAL CHARGE

     In 1992, the Railroad recorded a pretax special charge of $8.9 million as part of operating expense. The special charge reduced Net Income by $5.9 million.

     The special charge consisted of $7 million for various costs associated with the retirement of Mr.
Moyers and the related organizational changes. The costs associated with Mr. Moyers' retirement include the present value of his pension, accelerated vesting of a portion of his restricted stock award and certain costs of a non-competition agreement. The remaining $1.9 million was for the disposition costs of railcars and a building and its adjacent land.

15.   SELECTED QUARTERLY FINANCIAL DATA - (UNAUDITED)($
       IN MILLIONS):


                                 FIRST       SECOND      THIRD      FOURTH
1993                             QUARTER     QUARTER     QUARTER    QUARTER(A)

Revenues......................   $142.7       $132.1      $147.4    $142.5
Operating income..............     45.9         37.8        45.9      48.0
Income before extraordinary
 item and cumulative effect
 of changes in accounting
 principles...................     24.1         19.9        21.6      26.4
Net income (loss).............     24.0         (3.5)       21.6      26.4


1992

Revenues......................   $138.7       $129.9      $131.4    $147.4
Operating income..............     42.4         36.3        36.2      35.4
Income before cumulative
 effect of change in
 accounting principle.........     21.3         17.2        17.7      17.1
Net income....................     45.0         17.2        17.7      17.1


1991

Revenues......................   $138.0       $131.3      $139.8    $140.6
Operating income..............     37.0         35.1        34.6      38.4
Net income....................     15.6         13.9        17.4      18.4

- ----------------

     (a)  Includes the special charge recorded
           in the fourth quarter of 1992, see Note 14.


      ILLINOIS CENTRAL RAILROAD COMPANY
            AND SUBSIDIARIES


             -----------------


        ---------------------------


              F O R M  10-K




      FINANCIAL STATEMENT SCHEDULES

    SUBMITTED IN RESPONSE TO ITEM 14(a)

     ILLINOIS CENTRAL RAILROAD COMPANY
            AND SUBSIDIARIES




              --------------
              --------------


                I N D E X

                   T O
      FINANCIAL STATEMENT SCHEDULES
   SUBMITTED IN RESPONSE TO ITEM 14(a)




Schedules for the three years ended December 31, 1993:

   V-Property, plant and equipment..........   F-22

  VI-Accumulated depreciation and amortization
     of property, plant and equipment.......   F-23

 VII-Guarantees of securities of other issuers F-24

VIII-Valuation and qualifying accounts......   F-25


Pursuant to Rule 5.04 of General Rules of
Regulation S-X, all other schedules are omitted because they are not required or because the required information is set forth in the financial statements or related notes thereto.

                               ILLINOIS CENTRAL RAILROAD COMPANY
                                        AND SUBSIDIARIES

                         SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                                        ($ in millions)
Year Ended December 31, 1993

                                                                  Other
                          Balance at                             Charges       Balance
                          Beginning   Additions               Debit (Credit)   At End
   Classification          Of Year     At Cost   Retirement        (1)         Of Year
   --------------         ----------  ---------  ----------   --------------   -------
Road and structures,
  including land.........  $  909.5    $ 50.3    $  11.9       $     -        $  947.9
Equipment................      62.4      12.5        4.5           1.4            71.7
Other, principally land..      40.6         -        0.2             -            40.4
                           --------    ------    -------       -------        --------
    Total................  $1,012.5    $ 62.8    $  16.6       $   1.4        $1,060.0


Year Ended December 31, 1992
                                                                  Other
                          Balance at                             Charges       Balance
                          Beginning   Additions               Debit (Credit)   At End
   Classification          Of Year     At Cost   Retirement        (2)         Of Year
   --------------         ----------  ---------  ----------   --------------   -------
Road and structures,
  including land.........  $ 864.9     $ 46.4    $   8.0       $   6.2        $  909.5
Equipment................     58.3        3.3        2.9           3.7            62.4
Other, principally land..     40.7          -        0.1             -            40.6
                           -------     ------    -------       -------        --------
    Total................  $ 963.9     $ 49.7    $  11.0       $   9.9        $1,012.5


Year Ended December 31, 1991

                          Balance at                              Other        Balance
                          Beginning   Additions                  Charges       At End
   Classification          Of Year     At Cost   Retirement   Debit (Credit)   Of Year
   --------------         ----------  ---------  ----------   --------------   -------
Road and structures,
  including land......... $ 846.9      $ 36.3    $  18.3       $     -        $ 864.9
Equipment................    57.8         1.9        1.4             -           58.3
Other, principally land..    40.9           -        0.2             -           40.7
                          -------      ------    -------       --------       -------
     Total............... $ 945.6      $ 38.2    $  19.9       $     -        $ 963.9

   (1) Reclassification of properties from "Other Assets."
   (2) Reclassification of properties from "Assets Held
        For Disposition."

                                   ILLINOIS CENTRAL RAILROAD COMPANY
                                           AND SUBSIDIARIES

                               SCHEDULE VI -- ACCUMULATED DEPRECIATION AND
                              AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                             ($ in millions)
Year Ended December 31, 1993
                                       Additions
                          Balance at    Charged                      Other       Balance
                          Beginning   To Cost And                   Charges       At End
   Classification          Of Year      Expenses    Retirement   Debit (Credit)  Of Year
   --------------         ----------  -----------   ----------   --------------  -------
Road and structures,
  including land.........  $  10.0      $ 18.9       $  16.5     $     -         $  12.4
Equipment................      5.1         3.2           1.4           -             6.9
Other, principally land..        -           -             -           -               -
                           -------      ------       -------     ---------       -------
    Total................  $  15.1      $ 22.1       $  17.9     $     -         $  19.3


Year Ended December 31, 1992

                                       Additions
                          Balance at    Charged                      Other       Balance
                          Beginning   To Cost And                   Charges       At End
   Classification          Of Year      Expenses    Retirement   Debit (Credit)  Of Year
   --------------         ----------  -----------   ----------   --------------  -------
Road and structures,
  including land.........  $   3.7      $ 18.2       $  11.9     $     -         $  10.0
Equipment................      3.5         2.6           1.0           -             5.1
Other, principally land..        -           -             -           -               -
                           -------      ------       -------     ---------       -------
    Total................  $   7.2      $ 20.8       $  12.9     $     -         $  15.1


Year Ended December 31, 1991

                                       Additions
                          Balance at    Charged                      Other       Balance
                          Beginning   To Cost And                   Charges       At End
   Classification          Of Year      Expenses    Retirement   Debit (Credit)  Of Year
   --------------         ----------  -----------   ----------   --------------  -------
Road and structures,
  including land.........  $   4.2      $ 17.5       $  18.0     $     -         $   3.7
Equipment................      1.8         2.4           0.7           -             3.5
Other, principally land..        -           -             -           -               -
                           -------      ------       -------     ---------       -------
    Total................  $   6.0      $ 19.9       $  18.7     $     -         $   7.2

            ILLINOIS CENTRAL RAILROAD COMPANY
                   AND SUBSIDIARIES

  SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER
    ISSUERS


         AS OF DECEMBER 31, 1993, 1992 AND 1991
                  ($ IN MILLIONS)




Column A      Column B       Column C      Column D
- --------      --------       --------      --------

Name of     Title of Issue  Total Amount
Issuer of   of Class of     Guaranteed    Nature of
Securities  Securities      and           Guarantee
Guaranteed  Guaranteed      Outstanding
by Person
for Which
Statement
is Filed

Terminal    Refunding and
Railroad    Improvement
Association Mortgage 4%                   Principal
of St.      Bonds, Series                 and
Louis       "C", due                      annual
            7/1/2019           $7.8       interest

                                 ILLINOIS CENTRAL RAILROAD COMPANY
                                           AND SUBSIDIARIES

                          SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                            ($ in millions)
Year Ended December 31, 1993

                                        Balance at   Additions    Payments     Balance
                                        Beginning      Charged       And        At End
           Classification                Of Year     To Expense   (Charges)    Of Year
           --------------               ----------   ----------   ---------    -------
Redundancy and guarantee reserve.....    $ 51.6      $   1.8      $   9.8      $  43.6
Casualty and other reserves..........      67.4         18.8         23.9         62.3
Environmental........................       9.9          2.9          0.9         11.9
Bad debt reserve.....................       2.6          2.0          1.5          3.1
Taxes................................       3.3            -          1.1          2.2
                                         ------       ------       ------       ------
      Total..........................    $134.8      $  25.5      $  37.2      $ 123.1


Year Ended December 31, 1992
                                        Balance at   Additions    Payments     Balance
                                        Beginning      Charged       And        At End
           Classification                Of Year     To Expense   (Charges)    Of Year
           --------------               ----------   ----------   ---------    -------
Redundancy and guarantee reserve.....    $ 61.3      $   2.1      $  11.8      $  51.6
Casualty and other reserves..........      60.4         21.3         14.3         67.4
Environmental........................      10.1          2.3          2.5          9.9
Bad debt reserve.....................       5.1          1.9          4.4          2.6
Taxes................................         -          3.7          0.4          3.3
                                         ------       ------       ------       ------
      Total..........................    $136.9      $  31.3      $  33.4      $ 134.8


Year Ended December 31, 1991

                                        Balance at   Additions    Payments     Balance
                                        Beginning      Charged       And        At End
           Classification                Of Year     To Expense   (Charges)    Of Year
           --------------               ----------   ----------   ---------    -------
Redundancy and guarantee reserve.....    $ 84.0      $     -      $  22.7      $  61.3
Casualty and other reserves..........      61.2         26.4         27.2         60.4
Environmental........................       3.1         10.6          3.6         10.1
Bad debt reserve.....................       5.3          1.9          2.1          5.1
                                         ------       ------       ------       ------
      Total..........................    $153.6      $  38.9      $  55.6      $ 136.9

            ILLINOIS CENTRAL RAILROAD COMPANY
                   AND SUBSIDIARIES

                     EXHIBIT INDEX

Exhibit                                  Sequential
  No.            Descriptions             Page No.
- -------          ------------            ----------

  3.1     Articles of Incorporation of
          Illinois Central Railroad, as
          amended.  (Incorporated by
          reference to Exhibit 3.1 to the
          Registration Statement of
          Illinois Central Railroad on
          Form S-1. (SEC File No. 33-
          29269))

  3.2     By-Laws of Illinois Central
          Railroad, as amended.
          (Incorporated by reference to
          Exhibit 3.2 to the Registration
          Statement of Illinois Central
          Railroad on Form S-1. (SEC File
          No. 33-29269))

  4.1     Form of 14-1/8% Senior
          Subordinated Debenture
          Indenture dated as of September
          15, 1989 (the "Senior
          Subordinated Debenture
          Indenture") between Illinois
          Central Railroad and United
          States Trust Railroad of New
          York, Trustee (including the
          form of 14-1/8% Senior
          Subordinated Debenture included
          as Exhibit A therein).
          (Incorporated by reference to
          Exhibit 4.1 to the Registration
          Statement of Illinois Central
          Railroad on Form S-1, as
          amended. (SEC File No. 33-
          29269))

  4.2     Form of the Amended and
          Restated Revolving Credit and
          Term Loan Agreement dated as of
          September 22, 1989, and amended
          and restated as of July 23,
          1991, among Illinois Central
          Railroad and the Banks named
          therein (including the Form of
          the Restated Revolving Credit
          Note, the Form of the Restated
          Term Note, the Form of the
          Intercreditor Agreement, the
          Form of the Security Agreement
          Amendment No. 1 dated as of
          February 28, 1992, to the
          Amended and Restated Revolving
          Credit and Term Loan Agreement
          dated as of September 22, 1989,
          and amended and restated as of
          July 23, 1991, among Illinois
          Central Railroad and the Banks
          named therein. (Incorporated by
          reference to Exhibit 4.3 to the
          Annual Report on Form 10-K for
          the year ended December 31,
          1991, for the Illinois Central
          Railroad filed March 12, 1992.
          (SEC File No. 1-7092))

  4.4     Form of Guaranty dated as of
          September 22, 1989, and amended
          and restated as of July 23,
          1991, among Illinois Central
          Railroad Company and the Banks
          named therein that are or may
          become parties to the Amended
          and Restated Revolving Credit
          and Term Loan Agreement dated
          as of September 22, 1989, and
          amended and restated as of July
          23, 1991, among the Illinois
          Central Railroad and the Banks
          named therein.  (Incorporated
          by reference to Exhibit 4.3 to
          the Quarterly Report of
          Illinois Central Railroad
          Company on Form 10-Q for the
          three months ended September
          30, 1991. (SEC File No. 1-
          10720))

- ------------------

  * Used herein to identify management contracts or compensation plans or arrangements as required by Item 14 of Form 10-K.

            ILLINOIS CENTRAL RAILROAD COMPANY
                   AND SUBSIDIARIES

                     EXHIBIT INDEX
Exhibit                                  Sequential
  No.            Descriptions             Page No.
- -------          ------------            ----------

  4.5     Form of Pledge Agreement dated
          as of September 22, 1989, and
          amended and restated as of July
          23, 1991, among Illinois
          Central Railroad Company and
          the Banks named therein that
          are or may become parties to
          the Amended and Restated
          Revolving Credit and Term Loan
          Agreement dated as of September
          22, 1989, and amended and
          restated as of July 23, 1991,
          among the Illinois Central
          Railroad and the Banks named
          therein and the Senior Note
          Purchasers that are parties to
          the Note Purchase Agreement
          dated as of July 23, 1991.
          (Incorporated by reference to
          Exhibit 4.4 to the Quarterly
          Report of Illinois Central
          Railroad Company on Form 10-Q
          for the three months ended
          September 30, 1991. (SEC File
          No. 1-10720))

  4.6     Form Supplemental Indenture
          dated July 23, 1991, between
          Illinois Central Railroad and
          Morgan Guaranty Trust Railroad
          of New York relating to First
          Mortgage Adjustable Rate
          Bonds,Series M. (Incorporated
          by reference to Exhibit 4.2 to
          the Quarterly Report of
          Illinois Central Railroad on
          Form 10-Q for the three months
          ended September 30, 1991. (SEC
          File No. 1-7092))

  4.7     Form of Note Purchase Agreement
          dated as of July 23, 1991,
          among Illinois Central
          Railroad, as issuer, and
          Illinois Central Railroad
          Company, as guarantor, for
          10.02% Guaranteed Senior
          Secured Series A Notes due 1999
          and for 10.4% Guaranteed Senior
          Secured Series B Notes due 2001
          (including the Form of Series A
          Note and Series B Note included
          as Exhibits A-1 and A-2,
          respectively, therein).
          (Incorporated by reference to
          Exhibit 4.3 to the Quarterly
          Report of the Illinois Central
          Railroad on Form 10-Q for the
          three months ended September
          30, 1991.  (SEC File No. 1-
          7092))

  4.8     Form of the Revolving Credit
          Agreement dated as of October
          27, 1993, among Illinois
          Central Railroad Company and
          the Banks named therein
          (including the Form of the
          Note, the Form of the
          Competitive Bid Request, Form
          of the Notice of Competitive
          Bid Request, Form of the
          Competitive Bid and Form of the
          Competitive Bid Accept/Reject
          Letter included as Exhibits A,
          B-1, B-2, B-3 and B-4,
          respectively, therein).

  4.9     Form of the Amended and
          Restated Revolving Credit
          Agreement dated as of October
          27, 1993, among Illinois
          Central Railroad Company and
          the Banks named therein
          (including the Form of the
          Note, the Form of
          theCompetitive Bid Request,
          Form of the Notice of
          Competitive Bid Request, Form
          of the Competitive Bid and Form
          of the Competitive Bid
          Accept/Reject Letter included
          as Exhibits A, B-1, B-2, B-3
          and B-4, respectively,
          therein).

            ILLINOIS CENTRAL RAILROAD COMPANY
                   AND SUBSIDIARIES

                     EXHIBIT INDEX

Exhibit                                  Sequential
  No.            Descriptions             Page No.
- -------          ------------            ----------

  4.10    Form of Commercial Paper Dealer
          Agreement between Illinois
          Central Railroad Company and
          Lehman Commercial Paper, Inc.
          dated as of November 19, 1993.

  4.11    Form of Issuing and Paying
          Agency Agreement of the
          Illinois Central Railroad
          Company related to the
          Commercial Paper Program
          between Illinois Central
          Railroad Company and Bank
          America National Trust Company
          dated as of November 19, 1993,
          (including Exhibit A the Form
          of Certificated Commercial
          Paper Note included therein).

  10.1*   Form of supplemental retirement
          and savings plan.
          (Incorporated by reference to
          Exhibit 10C to the Registration
          Statement of Illinois Central
          Transportation Co. on Form 10
          filed on October 7, 1988, as
          amended.  (SEC File No. 1-
          10085))

  10.2 *  Form of management incentive
          compensation plan.
          (Incorporated by reference to
          Exhibit 10D to the Registration
          Statement of Illinois Central
          Transportation Co. on Form 10
          filed on October 7, 1988, as
          amended.  (SEC File No. 1-
          10085))

  10.3    Consolidated Mortgage dated
          November 1, 1949 between
          Illinois Central Railroad and
          Guaranty Trust Railroad of New
          York, Trustee, as amended.
          (Incorporated by reference to
          Exhibit 10.8 to the
          Registration Statement of
          Illinois Central Railroad on
          Form S-1, as amended. (SEC File
          No. 33-29269))

            ILLINOIS CENTRAL RAILROAD COMPANY
                   AND SUBSIDIARIES

                     EXHIBIT INDEX

Exhibit                                  Sequential
  No.            Descriptions             Page No.
- -------          ------------            ----------

  10.4    Form of indemnification
          agreement dated as of January
          29, 1991, between Illinois
          Central Railroad Company and
          certain officers and directors.
          (Incorporated by reference to
          Exhibit 10.9 to the Annual
          Report on Form 10-K for the
          year ended December 31, 1990,
          for the Illinois Central
          Railroad Company filed on April
          1, 1991.  (SEC File No. 1-
          10720))

  10.5    Railroad Locomotive Lease
          Agreement between IC Leasing
          Corporation I and Illinois
          Central Railroad dated as of
          September 5, 1991.
          (Incorporated by reference to
          Exhibit 10.9 to the Annual
          Report on Form 10-K for the
          year ended December 31, 1991
          for the Illinois Central
          Railroad filed March 12, 1992.
          (SEC File No. 1-7092))

  10.6    Railroad Locomotive Lease
          Agreement between IC Leasing
          Corporation II and Illinois
          Central Railroad dated as of
          January 14, 1993. (Incorporated
          by reference to Exhibit 10.6 to
          the Annual Report on Form 10-K
          for the year ended December 31,
          1992, for the Illinois Central
          Railroad filed March 5, 1993.
          (SEC File No. 1-7092))

   21     Subsidiaries of Registrant
                                  (Included at E-5)
  (A) Included herein but not reproduced.