Form 10-Q
period 1994-03-31
ILLINOIS CENTRAL RAILROAD CO
filed 1994-05-11
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended March 31, 1994

[   ]  Transition Report Pursuant to Section 13 or
       15(d) of the Securities Exchange Act of 1934


       For the transition period from      to


                  Commission file number 1-7092

                ILLINOIS CENTRAL RAILROAD COMPANY

(Exact name of registrant as specified in its charter)

   Delaware                          36-2728842
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)  Identification No.)



455 North Cityfront Plaza Drive, Chicago, Illinois
                                        60611-5504
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:

                                     (312) 755-7500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES   X                               NO


As of March 31, 1994, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF
ILLINOIS CENTRAL CORPORATION AND MEETS THE
CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)
(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE
FILING THIS FORM WITH THE REDUCED DISCLOSURE
FORMAT.






                ILLINOIS CENTRAL RAILROAD COMPANY
                        AND SUBSIDIARIES
                           FORM 10-Q

                Three Months Ended March 31, 1994



                            CONTENTS


Part I - Financial Information:


   Item 1.  Financial Statements:

            Consolidated Statements of Income     3


            Consolidated Balance Sheets           4


            Consolidated Statements of Cash Flows 5


            Notes to Consolidated Financial
              Statements                          6



  Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                         8


Part II - Other Information:

  Item 6.  Exhibits and Reports on Form 8-K      11

Signatures                                       12

                        ILLINOIS CENTRAL RAILROAD COMPANY
                        Consolidated Statements of Income
                                 ($ in millions)
                                   (Unaudited)
                                                      Three Months
                                                     Ended March 31,
                                                    1994        1993
      Revenues                                   $  147.5   $   142.7

      Operating expenses:
        Labor and fringe benefits                    49.0        47.1
        Leases and car hire                          15.5        18.9
        Diesel fuel                                   7.8         7.7
        Materials and supplies                       10.8         9.5
        Depreciation and amortization                 5.9         5.5
        Other                                         9.9         8.1
      Operating expenses                             98.9        96.8

      Operating income                               48.6        45.9

      Other income, net                               1.0         1.0
      Interest expense, net                          (6.9)       (9.9)
      Income before income taxes and cumulative effect
        of changes in accounting principles          42.7        37.0
      Provision for income taxes                     15.8        12.9
      Income before cumulative effect of changes
        in accounting principles                     26.9        24.1

      Cumulative effect of changes in accounting
        principles                                      -        (0.1)

      Net income                                 $   26.9   $    24.0

      The following notes are an integral part of the consolidated financial statements.

                   ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                               Consolidated Balance Sheets
                                     ($ in millions)
                                       (Unaudited)
                     ASSETS                          March 31, 1994         December 31, 1993
Current assets:
     Cash and temporary cash investment              $     8.8              $     8.1
     Receivables, net of allowance for doubtful
      accounts of $2.6 in 1994 and $3.1 in 1993           62.3                   84.6
     Materials and supplies, at average cost              20.5                   20.1
     Assets held for disposition                           9.1                    9.1
     Deferred income taxes - current                      22.1                   22.8
     Other current assets                                  3.7                    3.6
          Total current assets                           126.5                  148.3

Investments                                               14.6                   14.5

Properties:
   Transportation:
      Road and structures, including land                951.9                  947.9
      Equipment                                           72.3                   71.7
   Other, principally land                                40.4                   40.4
      Total properties                                 1,064.6                1,060.0
   Accumulated depreciation                              (17.9)                 (19.3)
      Net properties                                   1,046.7                1,040.7

Other assets                                              10.6                   10.2
          Total assets                               $ 1,198.4              $ 1,213.7

                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current maturities of long-term debt            $     0.9              $     1.1
     Accounts payable                                     54.2                   51.7
     Dividends payable                                     9.0                   15.0
     Income taxes payable                                 10.4                    3.5
     Casualty and freight claims                          24.7                   24.7
     Employee compensation and vacations                  18.6                   15.8
     Taxes other than income taxes                        11.2                   13.9
     Accrued redundancy reserves                           6.9                    6.8
     Other accrued expenses                               26.4                   28.4
          Total current liabilities                      162.3                  160.9

Long-term debt                                           311.3                  347.3
Deferred income taxes                                    205.9                  200.6
Other liabilities and reserves                           134.0                  138.1

Contingencies and commitments

Stockholder's equity:
     Common stock authorized, issued and outstanding
       100 shares, $1 par value                              -                      -
     Additional paid-in capital                          128.8                  128.6
     Retained income                                     256.1                  238.2
         Total stockholder's equity                      384.9                  366.8
         Total liabilities and stockholder's equity  $ 1,198.4              $ 1,213.7

The following notes are an integral part of the consolidated financial statements.

                      ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                                       ($ in millions)
                                         (Unaudited)
                                                              Three Months Ended March 31,
                                                              1994                    1993
   Cash flows from operating activities :
      Net income                                            $  26.9                $   24.0
      Reconciliation of net income to net cash
         provided by (used for) operating activities :
            Cumulative effect of changes in accounting
              principles                                          -                     0.1
            Depreciation and amortization                       5.9                     5.5
            Deferred income taxes                               5.9                     7.7
            Equity in undistributed earnings of affiliates,
               net of dividends received                       (0.2)                      -
            Net gains on sales of real estate                   0.1                       -
            Cash changes in working capital                    30.2                    (3.3)
            Changes in other assets                            (0.4)                    0.3
            Changes in other liabilities and reserves          (4.7)                  (10.2)
               Net cash provided by (used for) operating
                 activities                                    63.7                    24.1

   Cash flows from investing activities :
      Additions to properties                                 (12.4)                  (11.9)
      Proceeds from real estate sales                           0.2                     0.2
      Proceeds from single track sales                            -                       -
      Proceeds from equipment sales                             0.3                     0.6
      Proceeds from sales of investments                        0.1                       -
      Other                                                     0.1                    (0.5)
               Net cash provided by (used for) investing
                 activities                                   (11.7)                  (11.6)

   Cash flows from financing activities :
      Proceeds from issuance of debt                           48.6                       -
      Principal payments on debt                              (59.7)                   (4.7)
      Net proceeds (payments) in commercial paper             (25.1)                      -
      Dividends paid                                          (15.0)                   (6.4)
      Purchase of subsidiary's common stock                    (0.1)                   (0.1)
               Net cash provided by (used for) financing
                 activities                                   (51.3)                  (11.2)
   Changes in cash and temporary cash investments               0.7                     1.3
   Cash and temporary cash investments at beginning of
     period                                                     8.1                    25.6
   Cash and temporary cash investments at end of period     $   8.8                $   26.9

   Supplemental disclosure of cash flow information :
      Cash paid during the year for:
         Interest (net of amount capitalized)               $   9.1                $    9.7
         Income taxes                                       $   3.1                $    2.6

   The following notes are an integral part of the consolidated financial statements.

              ILLINOIS CENTRAL RAILROAD COMPANY
                      AND SUBSIDIARIES
Notes to Consolidated Financial Statements
 (Unaudited)

1.    Basis of Presentation

      Except as described below, the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1993
      Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

      In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1993 amounts have been reclassified to conform with the presentation used in the 1994 financial statements.

      Income Per Share

      Income per share data has been omitted as the Railroad is a wholly-owned subsidiary of Illinois Central Corporation ("IC").

2.    Sale of Accounts Receivable

      In the first quarter of 1994, the Railroad
      entered into a revolving agreement to sell
      undivided percentage interests in certain of
      its accounts receivable, with recourse, to a
      financial institution.  The agreement, which
      expires March 1997, allows for sales of
      accounts receivable up to a maximum of $50
      million.  The Railroad services the accounts
      receivable sold under the agreement.   During
      the first quarter, the Railroad received cash proceeds of $25.0 million as a result of such sales of accounts receivable. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.4 million for the quarter ended March 31, 1994.

3.    Dividends

      On April 6, 1994, the Railroad paid a $9.0 million dividend to IC. Certain provisions of the Railroad's debt agreements restrict the level of dividends it may pay to IC.
      At March 31, 1994, approximately $81
      million was free of such restrictions.

4.    Certain Investments in Debt and Equity
       Securities

      Effective January 1, 1994, the Railroad
      adopted the Statement of Financial Accounting
      Standards No. 115, "Accounting for Certain
      Investments in Debt and Equity Securities"
      ("SFAS No. 115"). SFAS No. 115 expands the use of fair value accounting for certain investments in debt and equity securities but retains the use of the amortized cost method for investments in debt securities that the reporting enterprise has the positive intent and ability to hold to maturity. All of the investments held by the Railroad are temporary and held for less than 90 days. They are included in the Consolidated Balance Sheet as part of Cash and Temporary Cash Investments.
      For the periods presented, all investments were in U.S. Corporate demand notes. It is the intent of the Railroad to hold all debt securities to maturity, therefore, the following is provided in accordance with SFAS
      No. 115 ($ in millions):

                                   3-31-94   1-1-94


       Aggregate fair value        $  5.6    $  4.6
       Gross unrealized
          holding gains            $   -     $   -
       Gross unrealized
          holding losses           $   -     $   -
       Amortized cost              $  5.6    $  4.6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

     The discussion below takes into account the financial condition and results of operations of the Railroad for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended March 31, 1994 Compared to Three
  Months Ended March 31, 1993

      Revenues for 1994 increased from the prior year quarter by $4.8 million or 3.4% to $147.5 million. The increase was a result of a 3.2% increase in the number of carloads coupled with increases in other revenue, other than gross freight revenue, which were partially offset by a decrease of 1.5% in gross freight revenue per carload. For the quarter, the Railroad experienced carloading increases in coal (13.9%), intermodal
(27.7%) and chemicals (4.0%), offset by decreased grain loads (16.3%).

      Operating expenses for 1994 increased $2.1 million, or 2.2% as compared to 1993. Increases in labor, materials and supplies and depreciation were offset by decreased lease and car hire expense.
Lease and car hire expense was reduced 18.0%, primarily from decreased grain carloadings and increased receipts for Railroad owned equipment held off line by the severe weather. The severe weather throughout the Railroad's service territory caused significant labor and material costs to be incurred.

      Operating income for 1994 increased 5.9% ($2.7 million) to $48.6 million from $45.9 million in 1993, primarily as a result of increased revenues cited above.

      Net interest expense decreased by 30.3% to $6.9 million as compared to $9.9 million in 1993, primarily as a result of the 1993 refinancing of the Railroad's debt.

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

Liquidity and Capital Resources

Operating Data:        Three Months Ended March 31,
                              1994         1993
                            ($ in millions)
Cash flows provided by
 (used for):
   Operating activities     $ 63.7       $ 24.1
   Investing activities      (11.7)       (11.6)
   Financing activities      (51.3)       (11.2)
     Net change in cash
      and temporary cash
      investments           $   .7       $  1.3

      Operating activities in 1994 provided $63.7 million in cash, primarily from net income before depreciation and deferred taxes, and the $25.0 million proceeds from the sale of accounts receivables.

      During 1994, additions to property of $12.4 million included approximately $7.2 million for track and bridge rehabilitation and approximately
$1.8 million for equipment upgrades. The Railroad anticipates that capital expenditures for the year
1994 will be in the range of $45 million to $50 million and will concentrate on track maintenance and renewal of track structures such as bridges.
These expenditures are expected to be met from current operations and other available sources.

      Over the last three years, management has concentrated on reducing leverage, expanding funding sources, lowering funding costs and upgrading the debt ratings issued by the rating services. The latest steps in this process are a first quarter of 1994 agreement with a financial institution whereby the Railroad sells certain of its accounts receivables and the initiation in November 1993 of a public commercial paper program.

      In the first quarter of 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March
1997, allows for sales of accounts receivable up to a maximum of $50 million. The Railroad services the accounts receivable sold under the agreement.
During the first quarter, the Railroad received cash proceeds of $25.0 million as a result of such sales of accounts receivable. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.4 million for the quarter ended March 31, 1994.

      The commercial paper, issued by the Railroad, is rated A2 by S&P, F2 by Fitch Investors Service,
Inc. ("Fitch") and P3 by Moody's and is supported by a $100 million Revolver with the Railroad's bank lending group. At March 31, 1994, $13.0 million of commercial paper was outstanding with an interest rate of 3.92%. During the quarter, the amount outstanding ranged from $13.0 million to $47.7 million. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures and accordingly issuances are classified as long-term.

     At March 31, 1994, no amounts had been drawn under the Railroad's Revolver and $30 million was outstanding under the Bank Line at an average interest rate of 3.5%. The $100 million available under the Revolver was limited to $83.0 million because $13.0 million in commercial paper was outstanding and $4.0 million in letters of credit had been issued. The Bank Line was structured as a 364-day renewal instrument and the Company intends to renew it on an on-going basis. The $30 million borrowed at March 31, 1994, has therefore been classified as long-term.

      The Railroad also has an uncommitted $25.0 million floating rate Credit Facility. At March
31, 1994, no amounts were outstanding, and the maximum outstanding in the quarter was $23.0 million.

      The Railroad believes that its available cash, cash generated by its operations and cash available via commercial paper, the Revolver, the Bank Line and the Credit Facility will be sufficient to meet foreseeable liquidity requirements.

      Various borrowings of the Railroad are
governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at March 31, 1994, and management does not anticipate any difficulty in maintaining such compliance.

      On April 6, 1994, the Railroad paid a $9.0 million dividend to IC. Certain provisions of the Railroad's debt agreements restrict the level of dividends it may pay to IC. At March 31, 1994, approximately $81 million was free of such restrictions.

      The Railroad has paid approximately $1.5 million in the first quarter of 1994 for costs associated with the various labor agreements signed in 1992 and 1991. The Railroad anticipates that an additional $5.1 million will be required in 1994 related to all such agreements. These requirements are expected to be met from current operating activities or other available sources.

      The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 93% of the Railroad's short-term diesel fuel requirements through March 1995 and 46% through June 1995 are protected against significant price changes.

      The Railroad is and will continue to be
subject to extensive regulation under environmental laws concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Railroad and other railroads is the risk of environmental liabilities.

As discussed in Item 3. "Legal Proceedings," in the
Railroad's definitive Annual Report Form 10-K for the year ended December 31, 1993, dated March 16,
1994, Commission File No. 1-7092, several properties on which the Railroad currently or formerly conducted operations are subject to governmental action in connection with environmental damage. In the opinion of management, the Railroad has adequate reserves to cover the costs for investigation and remediation.
However, there can be no assurance that
environmental conditions will not be discovered which might individually or in the aggregate have a material adverse effect on the Company's financial condition.

      Recent Accounting Pronouncements

      In May 1993, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards No. 114, "Accounting by
Creditors for Impairment of a Loan" ("SFAS No.
114").

      SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. This statement applies to financial statements for fiscal years beginning after December 31, 1994, with earlier adoption encouraged. The Company is currently evaluating the impact of this statement, if any, on its reported results. Early adoption is not anticipated.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:
            None

      (b) Reports on Form 8-K:

            None

              ILLINOIS CENTRAL RAILROAD COMPANY


                         Signatures


 Pursuant to the requirements of the Securities
 Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.





ILLINOIS CENTRAL RAILROAD COMPANY





/S/ DALE W. PHILLIPS
    Dale W. Phillips
    Vice President & Chief Financial Officer




/S/ JOHN V. MULVANEY
    John V. Mulvaney
    Controller










Date: May 11, 1994