Form 10-Q
period 1994-06-30
ILLINOIS CENTRAL RAILROAD CO
filed 1994-08-08
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period ended            June 30, 1994

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


    YES   X                               NO



  As of June 30, 1994, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS
CENTRAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS H(1) (a) AND (b) OF THE FORM 10-Q AND IS
THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.










           ILLINOIS CENTRAL RAILROAD COMPANY
                   AND SUBSIDIARIES
                      FORM 10-Q

Three Months and Six Months Periods Ended June 30, 1994



                       CONTENTS


      Part I - Financial Information:


      Item 1.  Financial Statements:

       Consolidated Statements of Income              3

       Consolidated Balance Sheets                    4

       Consolidated Statements of Cash Flows          5

       Notes to Consolidated Financial Statements     6

       Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                               8


      Part II - Other Information:


      Item 1.  Legal Proceedings                      11

      Item 6.  Exhibits and Reports on Form 8-K       11

      Signatures                                      12

      Exhibit Index                                   E-1


        ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Income
                          ($ in millions)
                            (Unaudited)
                        Three Months        Six Months
                       Ended June 30,     Ended June 30
                       1994     1993        1994        1993

Revenues           $  145.2   $  132.1    $  292.7      $274.8

Operating expenses:
 Labor and fringe
  benefits             47.9      46.2        96.9        93.3
 Leases and car hire   16.3      17.4        31.8        36.3
Diesel fuel             7.7       7.3        15.5        15.0
 Materials and
  supplies              9.3       8.6        20.1        18.1
 Depreciation and
  amortization          6.0       5.5        11.9        11.0
 Other                 13.9       9.2        23.8        17.3
Operating expenses    101.1      94.2       200.0       191.0

Operating income       44.1      37.9        92.7        83.8

Other income, net       1.1       1.2         2.1         2.2
Interest expense, net  (6.0)     (8.4)      (12.9)      (18.3)
Income before income
 taxes, extraordinary
 item and cumulative
 effect of changes in
 accounting principles 39.2      30.7        81.9        67.7
Provision for income
 taxes                 14.7      10.8        30.3        23.7
Income before extra-
 ordinary item and
 cumulative effect of
 changes in account-
 ing principles        24.7      19.9        51.6        44.0

Extraordinary item,       -     (23.4)          -       (23.4)
net
Cumulative effect of
 changes in account-
 ing principles                     -          -        (0.1)

Net Income          $  24.7   $  (3.5)     $  51.6   $   20.5

            ILLINOIS CENTRAL RAILROAD AND SUBSIDIARIES
                    Consolidated Balance Sheets
                          ($ in millions)
                            (Unaudited)

                              ASSETS

Current assets:                 June 30, 1994    December 31, 1993
 Cash and temporary cash
  investments                       $3.7               $8.1
 Receivables, net of allowance
 for doubtful accounts
 of $2.6 in 1994 and $3.1 in 1993    33.1              84.6
 Materials and supplies, at average
 cost                                20.2              20.1
 Assets held for disposition          9.1               9.1
 Deferred income taxes - current     21.9              22.8
 Other current asset                  3.4               3.6
  Total current assets               91.4             148.3

Investments
Properties:
 Transportation:
  Road and structures, including
   land                             965.7             947.9
  Equipment                          79.2              71.7
 Other, principally land             40.3              40.4
  Total properties                1,085.2           1,060.0
 Accumulated depreciation           (22.4)            (19.3)
  Net properties                  1,062.8           1,040.7
 Other assets                        10.9              10.2
  Total assets                  $ 1,179.8         $ 1,213.7

                 LIABILITIES STOCKHOLDER'S EQUITY

Current Liabilities:
 Current maturities of long-
 term debt                      $     1.1          $    1.1
 Accounts payable                    53.4              51.7
 Dividends payable                    -                15.0
 Income taxes payable                 9.5               3.5
 Casualty and freight claims         16.5              24.7
 Employee compensation and
 vacations                           11.6              15.8
 Taxes other than income taxes       24.7              13.9
 Accrued redundancy reserves          6.7               6.8
 Other accrued expenses              28.4              28.4
  Total current liabilities         151.9             160.9

Long-term debt                      285.6             347.3
Deferred income taxes               199.9             200.6
Other liabilities and reserves      132.9             138.1

Contingencies and commitments

Stockholders' equity:
 Common stock, par value $1
 par value                            -                 -
 Additional paid-in capital         128.7             128.6
 Retained income                    280.8             238.2
  Total stockholders' equity        409.5             366.8
  Total liabilities and
   stockholder's equity          $1,179.8          $1,213.7

The following notes are an integral part of the consolidated financial statements

ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                          ($ in millions)
                            (Unaudited)

                                  Six Months Ended June 30,
                                   1994              1993
Cash flows from operating
 activities:
 Net income                      $   51.6          $   20.5
 Reconciliation of net income
 to net cash provided by (used
 for) operating activities:
  Extraordinary item, net             -                23.4
  Cumulative effect of changes
  in accounting principles            -                 0.1
  Depreciation and amoritization     11.8              11.0
  Deferred income taxes               0.2              18.0
  Equity in undistributed earnings
  of affiliates, net of dividends
  received                           (0.3)             (0.1)
  Net gains on sales of real
  estate                              0.1               -
  Cash changes in working capital    56.6              (3.8)
  Changes in other assets            (0.8)             (1.8)
  Changes in other liabilities
  and reserves                       (3.2)             (6.4)
   Net cash provided by (used
   for) operating activities        116.0              60.9

Cash flows from investing activites:
 Additions to properties            (35.4)            (27.8)
 Proceeds from real estate sales      0.2               0.3
 Proceeds from equipment sales        2.8               2.1
 Proceeds from sales of investments   0.2               0.2
 Other                                0.5              (2.1)
  Net cash provided (used for)
  investing activities              (31.7)            (27.3)

Cash flows from financing activities:
 Proceeds from issuance of debt      33.0             214.6
 Principal payments on debt         (74.5)           (244.4)
 Net proceeds (payments) in
 commercial paper                   (22.1)              -
 Dividends paid                     (24.0)            (12.9)
 Purchase of subsidiary's common
 stock                               (1.1)             (0.2)
  Net cash provided by (used for)
  financing activities              (88.7)            (42.9)
Changes in cash and temporary cash
investments                          (4.4)             (9.3)
Cash and temporary cash investments
at beginning of period                8.1              25.6
Cash and temporary cash investments
at end of period                  $   3.7          $   16.3

Supplemental disclosure of cash
flow information:
 Cash paid during the year for:
  Interest (net of amount
  capitalized)                   $   13.5          $   23.6
  Income taxes                   $   24.1          $    6.0
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

      Income Per Share

Income per share has been omitted as the Railroad is a wholly-owned subsidiary of Illinois Central Corporation ("IC").

2.    Sale of Accounts Receivable

In the first quarter of 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million. The Railroad services
the accounts receivable sold under the agreement.   As of June 30,
1994 the Railroad received cash proceeds of $50.0 million as a result of such sales of accounts receivable. The Railroad retains the same exposure to credit loss as existed prior to the sale.
Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.5 million and $.9 million for the second quarter and six month period ended June 30, 1994, respectively.

3.    Dividends

On July 6, 1994, the Railroad paid a $9.2 million dividend to IC.
Certain provisions of the Railroad's debt agreements restrict the level of dividends it may pay to IC. At June 30, 1994, approximately $93 million was free of such restrictions.

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

                                                 6-30-94     1-1-94

            Aggregate fair value                 $ 1.3        $ 4.6
            Gross unrealized holding gains       $   -        $  -
            Gross unrealized holding losses      $   -        $  -
            Amortized cost                       $ 1.3        $ 4.6
5.    Recent Event

      On July 19, 1994, the Company and Kansas City Southern Industries, Inc. (KCSI) announced the signing of a letter of intent providing for the acquisition of KSCI, excluding those businesses, assets and operations which are not part of the business, assets and operations of Transportation Services Division, which division consists of the Kansas City Southern Railway ("KCSR") and certain related assets. The letter of intent contemplates that the acquisition will be accomplished by the merger of KCSI into the Company (the "Merger") immediately following the spin-off by KCSI to its shareholders of all of its equity interest in the businesses constituting the financial services and information processing operations and certain non-transportation assets of KCSI. As a result of the Merger, KCSR will become a wholly owned subsidiary of IC.

      Pursuant to the Merger, KCSI shareholders will receive, on a tax-free basis, a distribution of approximately 21.2 million shares of Company common stock. In addition, the letter of intent anticipates that the Company will assume up to approximately $929 million of KCSI indebtedness and provide $6 million to purchase KCSI's preferred stock.

      Either party can terminate the letter of intent if definitive documentation is not executed within ninety days of the signing of the letter of intent. To complete the acquisition, the KCSI must receive a favorable tax ruling from the IRS and shareholders of both companies must approve the transaction. Closing of the acquisition is expected to occur in the first half of 1995. Since the Interstate Commerce Commission (ICC) must approve the Company's application to control two Class I railroads all of IC's interest in the voting stock of the Illinois Central Railroad Company will be placed in a voting trust immediately prior to closing of the Merger and pending ICC approval. The ICC approval process is expected to be completed within a year from the submission of an application (in late 1994), but the ICC could take as many as 31 months to rule.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

     The discussion below takes into account the financial condition and results of operations of the Railroad for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended June 30, 1994 Compared to Three Months Ended June
30, 1993

Revenues for 1994 increased from the prior year quarter by $13.1 million or 9.9% to $145.2 million. The increase was a result of a 9.9% increase in the number of carloads coupled with increases in other revenue, other than gross freight revenue, which were partially offset by a decrease of 3.1% in gross freight revenue per carload. For the quarter, the Railroad experienced carloading increases in coal (32.6%), intermodal (47.6%) and chemicals (3.0%), offset by decreased grain loads (14.7%). Prior year carloadings in coal were adversely impacted by the United Mine Workers (UMW) strike against several coal producers served by the Railroad.

Operating expenses for 1994 increased $6.9 million, or 7.3% as compared to 1993. Increases in labor, materials and supplies and depreciation were offset by decreased lease and car hire expense. The shift in expense for leases and car hire to depreciation reflects the Railroad's shift from leasing to ownership of its fleet. Other expense for the 1994 second quarter was impacted by non-recurring favorable adjustments to reserves recorded in 1993, significant training and safety program costs and equipment costs and buyouts for approximately $1.0 million each which are not expected to be experienced in the future. Additionally, franchise and ad valorem taxes have increased approximately $1.0 million year over year.

Operating income for 1994 increased 16.4% ($6.2 million) to $44.1 million from $37.9 million in 1993, as a result of increased revenues cited above, partially offset by increased operating expenses.

Net interest expense decreased by 28.6% to $6.0 million as compared to $8.4 million in 1993. As a result of the 1993 refinancing of the Railroad's debt, the shift to receivable sales financing and the changes in interest rates.

Six Months Ended June 30, 1994 Compared to Six Months Ended June 30,
1993

Revenues for 1994 increased from the prior year by $17.9 million or 6.5% to $292.7 million. The increase was a result of a 6.5% increase in the number of carloads coupled with increases in other revenue, other than gross freight revenue, which were partially offset by a decrease of 2.3% in gross freight revenue per carload. For the first six months of 1994 the Company experienced carloading increases in coal (22.4%), intermodal (37.7%) and chemicals (3.5%) offset by decreased grain loads (14.8%). The UMW strike negatively impacted full year 1993 coal carloadings.
Operating expenses for 1994 increased $9.0 million, or 4.7% as compared to 1993, reflecting the variances cited above for the three months ended June 30, 1994.

Operating income for 1994 increased 10.6% ($8.9 million) to $92.7 million from $83.8 million in 1993, as a result of increased revenues partially offset the increased operating expenses.

Net interest expense decreased 29.5% to $12.9 million as compared to $18.3 million in 1993, primarily as a result of the 1993 refinancing of the Railroad's debt, the shift to receivable sales financing and the changes in interest rates.

Effective January 1, 1993, the Railroad adopted both the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") and the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). SFAS No. 106 requires that future costs associated with providing postretirement benefits be recognized as expense over the employees' requisite service period. The pay-as-you-go method used prior to 1993 recognized the expense on a cash basis. SFAS No. 112 establishes accounting standards for employers who provide postemployment benefits and clarifies when the expense is to be recognized. As a result of adopting these two standards the Company recorded a decrease to net income of $84,000 (net of taxes of $46,000) as a cumulative effect of changes in accounting principles.

In June 1994, the Railroad signed a marketing agreement with Southern Pacific Railroad Corporation (SP) for the north/south transport of intermodal units in the Chicago-Texas-Mexico market, beginning July 1, 1994. At least 30,000 intermodal units which the SP moves in this market annually will be routed more directly to and from Chicago through Memphis over the Railroad's system.

Liquidity and Capital Resources

Operating Data:                     Six Months Ended June 30,
                                       1994         1993
                                       ($ in millions)
Cash flows provided by (used for):
   Operating activities               $116.0       $ 60.9
   Investing activities                (31.7)       (27.3)
   Financing activities                (88.7)       (42.9)
     Net change in cash and
       temporary cash investments     $  4.4       $ (9.3)

Operating activities in 1994 provided $116.0 million in cash, primarily from net income before depreciation and deferred taxes, and the $50.0 million proceeds from the sale of accounts receivables.

During 1994, additions to property of $35.4 million include approximately $16.2 million for track and bridge rehabilitation and approximately $11.0 million for equipment upgrades, including lease conversions. The Railroad anticipates that base capital expenditures for 1994 will be in the range of $45 million to $50 million and will concentrate on track maintenance, renewal of track structures such as bridges, and upgrading the locomotive fleet. If additional opportunities such as lease conversion occur in 1994, the total capital spending including capitalized leases could range between $65 million and $70 million. To date capital leases and lease conversion have totaled approximately $9.9 million which includes approximately $1.7 million converted in July 1994. Expenditures for capital and lease conversions are expected to be met from current operations and other available sources.

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

In the first quarter of 1994, the Railroad entered into a receivables purchase agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million. The Railroad services the accounts receivable sold under
the agreement.   During the first half of 1994, the Railroad
received cash proceeds of $50.0 million as a result of such sales of accounts receivable. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.9 million for the six months ended June 30, 1994.

The commercial paper, issued by the Railroad, is rated A2 by S&P, F2 by Fitch Investors Service, Inc. ("Fitch") and P3 by Moody's and is supported by a $100 million Revolver with the Railroad's bank lending group. At June 30, 1994, $16.0 million of commercial paper was outstanding with an average interest rate of 4.78%. During the first half, the amount outstanding ranged from $13.0 million to $47.7 million. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures and accordingly issuances are classified as long-term.


At June 30, 1994, no amounts had been drawn under either the Railroad's Revolver or Bank Line. The $100 million available under the Revolver was limited to $80.0 million because $16.0 million in commercial paper was outstanding and $4.0 million in letters of credit had been issued. The Bank Line is structured as a 364-day renewal instrument and the Railroad intends to renew it on an on-going basis. At June 30, 1994, no amounts were outstanding.

The Railroad also has an uncommitted $25.0 million floating rate
Credit Facility.  At June 30, 1994, no amounts were outstanding.

Various borrowings of the Railroad's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at June 30, 1994, and management does not anticipate any difficulty in maintaining such compliance.

On July 6, 1994, the Railroad paid a $9.2 million dividend to IC.
Certain provisions of the Railroad's debt agreements restrict the level of dividends it may pay to IC. At June 30, 1994, approximately $93 million was free of such restriction.

The Railroad has paid approximately $2.9 million in the first half of 1994 for costs associated with the various labor agreements signed in 1992 and 1991. The Company anticipates that an additional $3.7 million will be required in 1994 related to all such agreements. These requirements are expected to be met from current operating activities or other available sources. In June 1994, the Brotherhood Railway Carman Division of the Transportation Communication Union (BRC) and the Railroad signed an agreement covering wage and work rule issues through 1999. The agreement was ratified July 20, 1994. The BRC represents approximately 300 employees who inspect and maintain the Railroads' freight car fleet.

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

      Recent Event

On July 19, 1994, IC and Kansas City Southern Industries, Inc.
(KCSI) announced the signing of a letter of intent providing for the acquisition of the Kansas City Southern Railway and certain related assets by IC.

KCSI shareholders will receive, on a tax-free basis, a distribution of approximately 21.2 million shares of IC common stock. In addition, the letter of intent anticipates that IC will assume approximately $929 million of KCSI indebtedness and provide $6 million to purchase its preferred stock.

To complete the acquisition, a definitive agreement must be reached in 90 days, the KCSI must receive a favorable tax ruling from the IRS and shareholders of both companies must approve of the transaction. Closing of the acquisition is expected to occur in the first half of 1995. Since the Interstate Commerce Commission (ICC) must approve the IC's application to control two Class I railroads the Railroad will be placed in a voting trust upon closing of the acquisition and pending ICC approval. The ICC approval process is expected to be completed within a year from the submission of an application (in late 1994), but the ICC could take as many as 31 months to rule.

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

Item 1. Legal Proceedings

Incorporated herein by reference is Item 3. - "Legal Proceedings" in the Company's definitive Annual Report Form 10-K for the year ended December 31, 1993, dated March 16, 1994, Commission File No. 1-7092. In addition, the following development is reported:

Environmental
Iselin Yard, Jackson, Tennessee

In June 1994, the Tennessee Department of Environment and
Conservation, issued an order requiring the Railroad and another potentially responsible party to conduct studies and clean-up activities in accordance with State directives.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:
            None

      (b) Reports on Form 8-K:

            None
                 ILLINOIS CENTRAL RAILROAD COMPANY


                            Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.





                  ILLINOIS CENTRAL RAILROAD COMPANY





                  Dale W. Phillips
                  Vice President & Chief Financial
                  Officer





                  John V. Mulvaney
                  Controller




Date: August 8, 1994