Form 10-Q
period 1994-09-30
ILLINOIS CENTRAL RAILROAD CO
filed 1994-11-14
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      September 30, 1994

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

Registrant's telephone number, including area code:(312) 755-7500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES   X                            NO


   As of September 30, 1994, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CENTRAL
CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



             ILLINOIS CENTRAL RAILROAD COMPANY
                       AND SUBSIDIARIES
                         FORM 10-Q

Three Months and Nine Months Periods Ended September 30, 1994



                                             CONTENTS


 Part I - Financial Information:


   Item 1.  Financial Statements:

            Consolidated Statements of Income           3

            Consolidated Balance Sheets                 4

            Consolidated Statements of Cash Flows       5

            Notes to Consolidated Financial Statements  6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                 8


 Part II - Other Information:

   Item 1.  Legal Proceedings                          13

   Item 6.  Exhibits and Reports on Form 8-K           13

      Signatures                                       14


               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Income
                                ($ in millions)
                                  (Unaudited)




Revenues                    $146.7  $147.4   $439.4  $422.2

Operating expenses:
 Labor and fringe
 benefits                     49.7    49.3    146.6   142.6
 Leases and car hire          16.2    17.9     48.0    54.2
 Diesel fuel                   7.6     7.3     23.1    22.3
 Materials and supplies       10.1     9.3     30.2    27.4
 Depreciation and
  amortization                 6.2     5.7     18.1    16.7
 Other                        13.1    12.0     36.9    29.3
Operating expenses           102.9   101.5    302.9   292.5

Operating income              43.8    45.9    136.5   129.7

Other income, net              2.2     0.6      4.3     2.8
Interest expense, net         (6.2)   (6.8)   (19.1)  (25.1)
Income before income taxes,
 extraordinary item and
 cumulative effect of changes
 in accounting principles     39.8    39.7    121.7   107.4
Provision for income taxes    14.7    18.1     45.0    41.8
Income before extraordinary
 item and cumulative effect
 of changes in accounting
 principles                   25.1    21.6     76.7    65.6

Extraordinary item, net          -       -        -   (23.4)

Cumulative effect of changes
 in accounting principles        -       -        -   ( 0.1)

Net Income                   $25.1   $21.6   $ 76.7   $42.1

The following notes are an integral part of othe consolidated financial statements.

                                      -3-

            ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                  ($ in millions)
                                    (Unaudited)

       ASSETS                              September 30,   December 31,
                                                1994            1993
Current assets:
 Cash and temporary cash investments             $15.8         $  8.1
 Receivables, net of allowance for doubtful
  accounts of $2.5 in 1994 and $3.1 in 1993       39.4           84.6
 Materials and supplies, at average cost          17.9           20.1
 Assets held for disposition                       9.1            9.1
 Deferred income taxes - current                  21.4           22.8
 Other current assets                              3.9            3.6
   Total current assets                          107.5          148.3
   Investments                                    14.6           14.5

   Properties:
     Transportation:
     Road and structures, including land         981.1          947.9
      Equipment                                   87.7           71.7
     Other, principally land                      40.2           40.4
        Total properties                       1,109.0        1,060.0
     Accumulated depreciation                    (24.3)         (19.3)
        Net properties                         1,084.7        1,040.7

  Other assets                                    10.9           10.2
   Total assets                               $1,217.7       $1,213.7

                LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
  Current maturities of long-term debt        $   1.3        $   1.1
   Accounts payable                              56.6           51.7
   Dividends payable                                -           15.0
   Income taxes payable                           7.5            3.5
   Casualty and freight claims                   24.9           24.7
   Employee compensation and vacations           14.9           15.8
   Taxes other than income taxes                 12.4           13.9
   Accrued redundancy reserves                    6.7            6.8
   Other accrued expenses                        27.0           28.4
    Total current liabilities                   151.3          160.9

 Long-term debt
  Deferred income taxes                         307.9          347.3
  Other liabilities and reserves                202.7          200.6
  Contingencies and commitments                 130.3          138.1
  Stockholder's equity:
    Common stock authorized, issued
    and outstanding 100 shares,
    $1 par value                                    -              -
     Additional paid-in capital                 128.9          128.6
     Retained income                            296.6          238.2
      Total stockholder's equity                425.5          366.8
      Total liabilities and stockholder's
          equity                             $1,217.7       $1,213.7

  The following notes are an integral part of the consolidated financial statements.
                                 -4-

                ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  ($ in millions)
                                    (Unaudited)

                                        Nine Months Ended September 30,
                                            1994              1993

Cash flows from operating activities :
  Net income                               $76.7              $42.1
  Reconciliation of net income to net
   cash provided by (used for) operating
   activities :
  Extraordinary item, net                      -               23.4
  Cumulative effect of changes in
   accounting principles                       -                0.1
  Depreciation and amortization             18.1               16.6
  Deferred income taxes                      3.4               36.2
  Equity in undistributed earnings of
   affiliates, net of dividends
   received                                 (0.4)              (0.2)
  Net gains on sales of real estate         (2.0)                 -
  Cash changes in working capital           51.5              (10.4)
  Changes in other assets                   (0.8)              (2.9)
  Changes in other liabilities and reserves (4.6)              (7.0)
  Net cash provided by (used for) operating
   activities                              141.9               97.9

 Cash flows from investing activities :
 Additions to properties                   (61.9)             (42.9)
 Proceeds from sales of line segment
  and real estate                            3.6                0.4
 Proceeds from single track sales              -                0.0
 Proceeds from equipment sales               3.9                3.6
 Proceeds from sales of investments          0.3                0.2
 Other                                      (1.5)              (3.5)
 Net cash provided by (used for) investing
  activities                               (55.6)             (42.2)

Cash flows from financing activities :
Proceeds from issuance of debt             210.6              219.6
Payments on debt                          (253.5)            (264.6)
Dividends paid                             (33.2)             (20.2)
Purchase of subsidiary's common stock       (2.5)               (0.3)
Net cash provided by (used for) financing
  activities                               (78.6)              (65.5)
Changes in cash and temporary cash
 investments                                 7.7                (9.8)
Cash and temporary cash investments at
 beginning of period                         8.1                25.6
Cash and temporary cash investments at
 end of period                             $15.8               $15.8

Supplemental disclosure of cash flow information :
 Cash paid during the year for:
 Interest (net of amount capitalized)      $22.7               $33.0
 Income taxes                              $37.5               $ 5.9

The following notes are an integral part of the consolidated financial statements.

                                        -5-

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

2.    Sales of Accounts Receivable

In the first quarter of 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad
services the accounts receivable sold under the agreement.   At September
30, 1994, $48 million in accounts receivable had been sold pursuant to the Agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other
Income, Net, were $.6 million and $1.5 million for the three month and nine month periods ended September 30, 1994, respectively.

3.    Dividends

On October 6, 1994, the Railroad declared and paid a $9.3 million dividend to IC. Certain provisions of the Railroad's debt agreements restrict the level of dividends it may pay to IC. At September 30, 1994, approximately $96 million was free of such restrictions.

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

                                      9-30-94   1-1-94

Aggregate fair value                  $12.9      $ 4.6
Gross unrealized holding gain         $   -      $  -
Gross unrealized holding losses       $   -      $  -
Amortized cost                        $12.9      $ 4.6

5.    Recent Events

On July 19, 1994, IC and Kansas City Southern Industries, Inc. (KCSI) announced the signing of a letter of intent providing for the acquisition of the KCSI and certain related assets by IC.

A derailment in Kegley, Illinois in August 1994, resulted in the spilling of more than 20,000 gallons of Tetrachloroethylene. The Railroad is in the process of implementing immediate response actions at the site.
To date an estimate of remediation costs has not been made. However, based on prior experience and actions taken so far management does not believe that this site will have a material adverse effect on the Company's financial condition.

On October 24, 1994, both companies announced that they had mutually agreed to terminate the letter of intent and the negotiations for the acquisition. The two companies said that they had not been able to reach definitive agreement on a number of issues.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     The discussion below takes into account the financial condition and results of operations of the Railroad for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993

 Revenues for 1994 decreased from the prior year quarter by $.7 million or .5% to $146.7 million. The decrease was a result of a 7.4% decrease in gross freight revenue per carload which was partially offset by a 4.4% increase in the number of carloads coupled with increases in revenue other than gross freight revenue. For the quarter, the Railroad experienced carloading increases in coal (27.9%) and intermodal (61.5%), offset by decreased grain loads (23.7%). Prior year carloadings in coal were adversely impacted by United Mine Workers (UMW) strike against several coal producers served by the Railroad. However, other commodities, most notably grain and grain mill, were positively impacted by the extensive flooding in the Midwest in 1993.

 In June 1994, the Railroad signed a marketing agreement with Southern Pacific Railroad Corporation (SP) for the north/south transport of intermodal units in the Chicago-Texas-Mexico market, beginning July 1, 1994. The agreement calls for at least 30,000 intermodal units which the SP moves in this market annually to be routed over the Railroad's system resulting in a more direct route to and from Chicago through Memphis.

 Operating expenses for 1994 increased $1.4 million, or 1.4% as compared to 1993. Increases in labor, materials and supplies and depreciation were partially offset by decreased lease and car hire expense. The shift in expenses from leases and car hire to depreciation reflects the Railroad's shift from leasing to ownership of its fleet. For 1993, operating expenses, other benefited from detoured traffic as a result of the flooding of the Mississippi River.

 Operating income for 1994 decreased 4.6% ($2.1 million) to $43.8 million from $45.9 million in 1993, as a result of decreased revenues cited above, coupled with increased operating expenses.

 Net interest expense decreased by 8.8% to $6.2 million as compared to $6.8 million in 1993, primarily as a result of utilization of commercial paper financing and the selling of accounts receivable.

Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993. Revenues for 1994 increased from the prior year by $17.2 million or 4.1% to $439.4 million. The increase was a result of a 5.7% increase in the number of carloads coupled with increases in revenue other than gross freight revenue, which were partially offset by a decrease of 4.1% in gross freight revenue per carload. For the first nine months of 1994 the Railroad experienced carloading increases in coal (24.0%), intermodal (46.3%) and chemicals (2.3%) offset by decreased grain loads (18.1%). The UMW strike negatively impacted full year 1993 coal carloadings.

Operating expenses for 1994 increased $10.4 million, or 3.6% as compared to 1993, reflecting the variances cited above for the nine months ended September 30, 1994.

Operating income for 1994 increased 5.2% ($6.8 million) to $136.5 million from $129.7 million in 1993, as a result of increased revenues partially offset by the increased operating expenses.

Net interest expense decreased 23.9% to $19.1 million as compared to $25.1 million in 1993, primarily as a result of the 1993 refinancing of the Railroad's debt, utilization of commercial paper financing and the selling of accounts receivable.


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


Liquidity and Capital Resources

Operating Data:                            Nine Months Ended September 30,
                                                  1994         1993
                                                   ($ in millions)
Cash flows provided by (used for):
   Operating activities                          $141.9       $ 97.9
   Investing activities                           (55.6)       (42.2)
   Financing activities                           (78.6)       (65.5)
     Net change in cash and
       temporary cash investments                $  7.7       $ (9.8)

 Operating activities in 1994 provided $141.9 million in cash, primarily from net income before depreciation and deferred taxes, and the $48.0 million of net proceeds from the sales of accounts receivables.

 During 1994, additions to property of $61.9 million include approximately $28.2 million for track and bridge rehabilitation, approximately $2.9 million for intermodal facilities, approximately $10.7 million for signals and communications and approximately $16.7 million for equipment upgrades, including lease conversions. The Railroad anticipates that base capital expenditures for 1994 will be approximately $65 million and will concentrate on track maintenance, renewal of track structures such as bridges, and upgrading the locomotive fleet. If additional opportunities such as equipment lease conversions or market-driven expansion occur in 1994, the total capital spending including capitalized leases could be approximately $90 million. To date, capital leases and equipment lease-conversions have totaled approximately $12.4 million. Expenditures for capital additions and lease conversions are expected to be met from current operations and other available sources.

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

In the first quarter of 1994, the Railroad entered into a receivables purchase agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement. At September 30, 1994, $48 million in accounts receivable had been sold pursuant to the Agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $1.5 million for the nine months ended September 30, 1994.

The commercial paper, issued by the Railroad, is rated A2 by S&P, F2 by Fitch Investors Service, Inc. ("Fitch") and P3 by Moody's and is supported by a $100 million Revolver with the Railroad's bank lending group. At September 30, 1994, $37.0 million of commercial paper was outstanding with an average interest rate of 5.25%. During the first nine months, the amount outstanding ranged from $13.0 million to $60.0 million. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures and accordingly issuances are classified as long-term.

In connection with the termination of negotiations between IC and KCSI, Standard and Poor's and Fitch affirmed their BBB rating on IC securities and removed the IC's debt from a credit watch.

At September 30, 1994, no amounts had been drawn under either the Railroad's Revolver or Bank Line. The $100 million available under the Revolver was limited to $60.6 million because $37.0 million in commercial paper was outstanding and $2.4 million in letters of credit had been issued. The Bank Line was structured as a 364-day renewal instrument and expired October 26, 1994. At September 30, 1994, no amounts were outstanding. The Railroad has negotiated an amended and restated Revolver which replaces the Bank Line and increases the Revolver to $150 million. The new agreement, which expires in 1999, provides for more favorable pricing to the Railroad recognizing the Railroad's improved credit ratings. The basic covenants in the former agreement continue in the new agreement.

The Railroad also has uncommitted floating rate Credit Facility totalling $95million. At September 30, 1994, no amounts were outstanding on any of the facilities.

The Railroad believes that its available cash, cash generated by its operationsand cash available via commercial paper, the Revolver, and the Credit Facility will be sufficient to meet foreseeable liquidity requirements.

Various borrowings of the Railroad are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at September 30, 1994, and management does not anticipate any difficulty in maintaining such compliance.

Certain covenants of the Railroad's debt agreements restrict the level of dividends it may pay to IC. At September 30, 1994, approximately $96 million of Railroad equity was free of such restrictions. The Railroad declared and paid a dividend of approximately $9.3 million to IC in October 1994.

The Railroad has paid approximately $4.1 million in the first nine months of 1994 for costs associated with the various labor agreements signed in 1992 and 1991. The Railroad anticipates that an additional $1.7 million will be required in 1994 related to all such agreements. These requirements are expected to be met from current operating activities or other available sources.

The Railroad has expressed its intent to negotiate labor agreements locally, i.e, with each union separately, and not be subject to national handling whereby all railroads negotiate as one with each union. To date, unions representing 10% of the Railroad's union represented workforce have ratified new agreements. The agreements cover wage and work rule issues through 1999 and provide annual increases of approximately 3-4%. The Railroad has not reached any agreements with operating crafts. Under the Railway Labor Act changes to the existing contracts with the other unions can be requested by either side after October 31, 1994.

The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 95% of the Railroad's short-term diesel fuel requirements through March 1995 and 47% through June 1995 are protected against significant price changes.

The Railroad is and will continue to be subject to extensive regulation under environmental laws concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Railroad and other railroads is the risk of environmental liabilities. As discussed in Item 3. "Legal Proceedings," in the Railroad's definitive Annual Report on Form 10-K for the year ended December 31, 1993, dated March 16, 1994, Commission File No. 1-10720, several properties on which the Railroad currently or formerly conducted operations are subject to governmental action in connection with environmental damage. See also Item 1 in Part II of the Railroad's Form 10-Q for the three months ended June 30, 1994 and Item 1 in Part II herein. In the opinion of management, the Railroad has adequate reserves to cover the costs for investigation and remediation. However, there can be no assurance that environmental conditions will not be discovered which might individually or in the aggregate have a material adverse effect on the Railroad's financial condition.

A derailment in Kegley, Illinois in August 1994, resulted in the spilling of more than 20,000 gallons of Tetrachloroethylene. The Railroad is in the process of implementing immediate response actions at the site. To date an estimate of remediation costs has not been made. However, based on prior experience and actions taken so far management does not believe that this site will have a material adverse effect on the Company's financial condition.


 Recent Event

On July 19, 1994, the Company and Kansas City Southern Industries, Inc.
(KCSI) announced the signing of a letter of intent providing for the acquisition of the Kansas City Southern Railway and certain related assets by IC.

On October 24, 1994, both companies announced that they had mutually agreed to terminate the letter of intent and the negotiations for the acquisition. The two companies said that they had not been able to reach definitive agreement on a number of issues.

 Recent Accounting Pronouncements

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). In October 1994, the FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118), SFAS No. 118 amends SFAS No. 114.

SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. This statement applies to financial statements for fiscal years beginning after December 15, 1994, with earlier adoption encouraged. The Railroad is currently evaluating the impact of this statement, if any, on its reported results. Early adoption is not anticipated.

Also in October 1994, the FASB issued Statement of Financial Accounting Standard No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS No. 119). This statement requires disclosures about derivative financial instruments and amends two previously standards, SFAS No. 105 and SFAS No. 107. The new standard SFAS No. 119 is effective for years ending after December 15, 1994.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated herein by reference is Item 3. - "Legal Proceedings" in the Railroad's definitive Annual Report Form 10-K for the year ended December 31, 1993, dated March 16, 1994, and Part II Item 1. "Legal Proceedings" in the Quarterly Report on Form 10-Q for the three months ended June 30, 1994, dated August 8, 1994, both Commission File No. 1-7092.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits:
        See Exhibit Index on page 15

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



Date: November 10, 1994

             ILLINOIS CENTRAL RAILROAD COMPANY
                       AND SUBSIDIARIES

                       EXHIBIT INDEX
Exhibit                                                Sequential
  No.                   Descriptions               Page No.



 4.1 Promissory Note between Illinois Central Railroad
      Company and NBD Bank, NA dated August 1, 1994.

 4.2 Note between Illinois Central Company and The
      Long-Term Credit Bank of Japan, Limited, dated
     August 29, 1994.

 4.3 Grid Promissory Note between Illinois Central
     Railroad Company and Bank of America National
     Trust and Savings Association dated July 26, 1994.

 27  Financial Data Schedule