Form 10-Q/A
period 1994-09-30
ILLINOIS CENTRAL RAILROAD CO
filed 1995-01-19
CIK 49792

ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                                                Consolidated Balance Sheets
                                                    ($ in millions)
                                                     (Unaudited)



                                                  September 30, December 31,
                              ASSETS                    1994        1993
         Current assets:
              Cash and temporary cash investments       $15.8      $8.1
              Receivables, net of allowance for doubtful
               accounts of $2.5 in 1994 and $3.1 in 1993 39.4      84.6
              Materials and supplies, at average cost    17.9      20.1
              Assets held for disposition                 9.1       9.1
              Deferred income taxes - current            21.4      22.8
              Other current assets                        3.9       3.6
                   Total current assets                 107.5     148.3
                   Investments                           14.6      14.5

         Properties:
            Transportation:
            Road and structures, including land         981.1     947.9
             Equipment                                   87.7      71.7
            Other, principally land                      40.2      40.4
               Total properties                       1,109.0   1,060.0
            Accumulated depreciation                    (24.3)    (19.3)
               Net properties                         1,084.7   1,040.7

         Other assets                                    10.9      10.2
          Total assets                               $1,217.7  $1,213.7

                         LIABILITIES AND STOCKHOLDER'S EQUITY
         Current liabilities:
         Current maturities of long-term debt         $  1.3     $  1.1
          Accounts payable                              56.6       51.7
          Dividends payable                             -          15.0
          Income taxes payable                           7.5        3.5
          Casualty and freight claims                   24.9       24.7
          Employee compensation and vacations           14.9       15.8
          Taxes other than income taxes                 12.4       13.9
          Accrued redundancy reserves                    6.7        6.8
          Other accrued expenses                        27.0       28.4
          Total current liabilities                    151.3      160.9

          Long-term debt                               307.9      347.3
          Deferred income taxes                        202.7      200.6
          Other liabilities and reserves               130.3      138.1
          Contingencies and commitments
 Stockholder's equity:
   Common stock authorized, issued and outstanding
   100 shares, $1 par value                              -            -
   Additional paid-in capital                          128.9      128.6
   Retained income                                     296.6      238.2
   Total stockholder's equity                          425.5      366.8
   Total liabilities and stockholder's
     equity                                         $1,217.7    $1,213.7

 The following notes are an integral part of the consolidated financial statements.