Form 10-K
period 1994-12-31
ILLINOIS CENTRAL RAILROAD CO
filed 1995-03-08
CIK 49792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1994

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

            Securities registered pursuant to Section 12(b) of the Act:
                                           Name of each exchange on which
Title of each class so registered:              each class is registered:
Illinois Central Railroad Company               New York Stock Exchange
6-3/4% Notes, due May 15, 2003

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


     As of March 2, 1995, there were 100 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CENTRAL CORPORATION (SEC FILE NO. 1-10720) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) and (b) of form 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         ILLINOIS CENTRAL RAILROAD COMPANY
                                 AND SUBSIDIARIES
                                     FORM 10-K

                           Year Ended December 31, 1994

                                       INDEX

PART I
                                                                  10-K Page

  Item 1.    Business.  . .  . .  . .  . .  . .  . .                3
  Item 2.    Properties . .  . .  . .  . .  . .  . .  . .          11
  Item 3.    Legal Proceedings .  . .  . .  . .  . .  . .          15
  Item 4.    Submission of Matters to a Vote of Security
               Holders (A)                       . .               16

PART II

  Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters  . .  . .  . .  . .               16
  Item 6.    Selected Financial Data. (A).  . .  . .  . .          16
  Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . .  . .          17
  Item 8.    Financial Statements and Supplementary Data.          23
  Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.  . .          23

PART III

  Item 10.   Directors and Executive Officers of the
             Registrant (A)                                        23
  Item 11.   Executive Compensation (A). .  . .  . .  .     .      23
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management (A)  . .     . .  . .  . .  . .            23
  Item 13.   Certain Relationships and Related Transactions (A)    23

PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K  .     . .  . .  . .  . .  . .            24

SIGNATURES.           ..  .  . .  . .  . .  . .  . .               25

(A) Omitted or amended as the registrant is a wholly-owned subsidiary of Illinois Central Corporation and meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

                                      PART I

Item 1.  Business

Background

   Illinois Central Railroad Company (the "Railroad"), traces its origin to 1851, when the Railroad was incorporated as the nation's first land grant railroad. Today, the Railroad operates 2,700 miles of main line track between Chicago and the Gulf of Mexico, primarily carrying chemicals, coal and paper north, with coal, grain and milled grain products moving south along its lines. The Railroad has been significantly downsized and restructured from its peak of nearly 10,000 miles of track operated in 13 states, rebuilding its main line and converting to a single-track main line with a centralized traffic control system and divesting major east-west segments. In addition to the Railroad, the Railroad's other direct subsidiary conducts railroad related financing operations. The Railroad is a wholly-owned subsidiary and a principal asset of Illinois Central Corporation ("IC").

   The principal executive office of the Railroad is located at 455 North Cityfront Plaza Drive, Chicago, Illinois 60611-5504 and its telephone number is (312) 755-7500.

General - 1992 Four-Year Plan

   In late 1992, the Railroad announced a four-year plan designed to increase its revenues and lower its operating ratio and interest costs. With 1992 as its base, the plan focuses on taking advantage of the Railroad's leading operating ratio (operating expenses divided by operating revenues) among Class I railroads. The components of the plan are:

   -    increase annual revenues by $100 million by the end of 1996
   - reduce the operating ratio by one percentage point per year for a total of four (4) points below the 1992 base of 70.9%
   -    reduce annual interest expense by $10 million

   To accomplish this plan management identified three sources of planned revenue growth -- economic expansion, new and expanded plants on line and market share growth. Economic expansion is the combination of industrial production improvement and freight rate increases. Market share growth is volume gained from competition, (i.e., other railroads, trucklines and barges) facilitated by being a low cost producer. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the significant progress in achieving these goals through 1994.

   Having completed two years of the four-year plan, management is developing a new five-year plan which uses 1994 as a base. The new plan covers the period 1995 through 1999 and features $200 million in revenue growth and a significantly lower operating ratio.

Commodities and Customers

   The Railroad's customers are engaged in a wide variety of businesses and ship a number of different products that can be classified into commodity groups: chemicals, coal, grain, paper, grain mill and food products and other commodities. In 1994, two customers accounted for approximately 7% and 6%, respectively, of revenues (no other customer exceeded 5%) and the ten largest customers accounted for approximately 37% of revenues.

   In 1994, approximately 74% of the Railroad's freight traffic originated on its own lines, of which approximately 28% was forwarded to other carriers. Approximately 17% of the Railroad's freight traffic was received from other carriers for final delivery by the Railroad, and the balance of approximately 9% represented bridge or through traffic.

   In order to address more effectively the diversity of the Railroad's customer base and attain the four-year growth plan, the Railroad's marketing department was re-organized in 1993 along major commodity groups. The Railroad now focuses on these units - chemicals and bulk, grain and grain mill, forest products, coal and coke and metals, and intermodal. The formation of separate units enables a fully integrated sales and marketing effort. Specialization allows employees to anticipate and respond to customer needs more quickly, to attract customers who previously used trucks or barges for their service needs, and to establish business relationships with new shippers. These new units work with current and prospective customers to develop customized shipping solutions. Management believes that this commitment to improved customer service has enhanced relations with shippers. Further refinements to the new marketing organization in 1994 included the hiring of a new Vice President-Marketing and Sales with 33 years experience in the transportation industry and a new Assistant Vice President for the Chemicals unit.

   The formation of the Intermodal Business Unit underscores the Railroad's commitment to intermodal through long-term relationships with major participants in this strategic market. In each of the three years ended December 1994, the Railroad entered into joint operating agreements with trucklines and other railroads. By forming a separate business unit and entering into these agreements, the Railroad has fully integrated its intermodal hub operation with sales and marketing for enhanced control of this highly specialized and competitive service. Management anticipates that the result will be better service to customers and seamless transportation of goods for shippers and their customers.

   To effectively compete in the intermodal market the Railroad has acquired 900 trailers over the last two years, constructed its newest, state-of-the-art terminal, just south of Chicago at the intersections of major expressways and completed a major expansion at the Memphis facility.

   To address the needs of the bulk chemical and intermodal markets a bulk transfer facility (a storage track, easily accessible by truck, where carloads of plastic pellets and other dry products can be stored in bulk and transferred to truck for delivery) was opened in the Railroad's Chicago intermodal facility in 1994. The 11 acre bulk facility, which can be expanded if volume warrants, provides track capacity for 52 railcars and is designed to serve customers in a five-state region. This transfer facility concept may be expanded to other sites.

   The respective percentage contributions by principal commodity group to the Railroad's freight revenues and revenue ton miles during the past five years are set forth below:

           Contributions to Total Freight Revenues by Commodity Group
 Commodity
 Group             1994    1993         1992     1991     1990
Chemicals         24.8%   25.0%        24.3%    24.5%    25.3%
Coal              15.2    12.8         15.3     15.0     15.3
Grain             10.2    14.0         12.2     11.7     10.7
Paper             12.2    12.4         12.1     11.2     10.7
Grain mill &
 food products     8.5     9.8          8.8      8.7      9.5
Intermodal         6.6     5.4          5.4      5.2      5.0
All other         22.5    20.6         21.9     23.7     23.5
Total            100.0%  100.0%       100.0%   100.0%   100.0%

              Contribution to Revenue Ton Miles by Commodity Group(1)
 Commodity
 Group             1994    1993         1992       1991
Chemicals         15.8%   15.9%        15.1%      16.0%
Coal              24.0    15.1         18.2       17.0
Grain             20.0    27.9         27.3       27.7
Paper              9.8     9.6          9.0        8.4
Grain mill &
 food products     9.3     9.9          9.0        8.3
Intermodal         5.5     3.7          3.1        2.9
All other         15.6    17.9         18.3       19.7
Total            100.0%  100.0%       100.0%     100.0%


   (1) A new car tracking system was installed in late 1990. As a result pre-1991 ton mile data is not comparable, and therefore is not presented.

   The principal elements of these commodity groupings are as follows:

Chemicals    A wide variety of chemicals and related products such as
             chlorine, caustic soda, potash, soda ash, vinyl chloride monomer, carbon dioxide, synthetic resins, alcohols, glycols, styrene monomer, plastics, sulfuric acid, muriatic acid, anhydrous ammonia, phosphates, mixed fertilizer compounds and carbon blacks.

Coal         Bituminous and metallurgical coal.

Grain        Corn, wheat, soybeans, sorghum, barley and oats.

Paper Pulpboard, fiberboard, woodpulp, printing paper, newsprint and scrap or waste paper.
Grain Mill
& Food
Products Products obtained by processing grain and other farm products such as feed, soybean meal, corn syrup, flour and middlings, animal packinghouse by-products (tallow), canned food, corn oil, soybean oil, vegetable oils, malt liquors, sugar and molasses.

Inter-
 modal A wide variety of products shipped either in containers or trailers on specially designed cars.

Other        Pulpwood and chips, lumber and other wood products;
             sand, gravel and stone, coke and petroleum products, metallic ores and other bulk commodities; primary and scrap metals, machinery and metal products, appliances, automobiles and parts, transportation equipment and farm machinery; glass and clay products, ordnance and explosives, rubber and plastic products, and general commodities.

Operating Statistics

     Set forth below is certain information relating to the Railroad's freight traffic during the past five years:

                          1994      1993    1992    1991    1990

Carloads (in thousands)    915       848     852     866     853
Freight train miles
 (in thousands)(2)       7,179     5,659   5,149   5,445   5,496
Revenue ton miles of
 freight traffic
 (in millions)(1),(3)   21,160    20,334  18,734  19,357      NM
Revenue tons per carload  76.3      79.1    76.6    79.0    77.7
Average length of haul
  (in miles)               286       293     284     286     270
Gross freight revenue per
  ton mile(1),(4)      $  .027   $  .027 $  .029  $ .028      NM
Net freight ton miles
 per average route
 mile (in millions)(1)     7.9       7.5     6.8     7.0      NM
Gallons per ton mile(5) .00248    .00251  .00269  .00276  .00292
Active locomotives         328       322     331     361     375
Track resurfacing (miles)1,397     1,293   1,465     940     618
Percent resurfaced       33.0%     29.8%   32.0%   19.6%   12.7%
Ties laid in replacement
  (including
   switch ties)        346,994   323,764 296,536 255,283 240,968
Slow order miles        275.79    152.32  135.42  194.62  149.74

  1 A new car tracking system was installed in 1990. As a result pre-1991 ton mile data is not comparable, and therefore is not meaningful (NM).
  2 Freight train miles equals the total number of miles traveled by the Railroad's trains in the movement of freight.
  3 Revenue ton miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
  4 Revenue per ton mile equals net freight revenue divided by revenue ton miles of freight traffic.
  5 Gallons per ton mile equals the amount of fuel required to move one ton of freight one mile.

     The following tables summarize operating expense-to-revenue ratios of the Railroad for each of the past five years, excluding the effect of the $8.9 million pretax special charge in 1992. The first table analyzes the various components of operating expenses based on the line items appearing on the income statements, whereas the second table is based on Interstate Commerce Commission ("ICC") functional groupings.

       Ratio                1994     1993      1992    1991    1990

Operating(1) . .           67.6%    68.6%     70.9%   73.6%   75.4%
Labor and fringe
 benefits                  33.0     33.7      34.9    35.8    37.3
Leases and car hire        10.0     13.0      13.3    14.2    14.8
Diesel fuel                 5.3      5.4       5.5     6.0     5.9
Materials and supplies      6.5      6.5       6.0     5.7     4.8
Depreciation and
 amortization               4.2      4.0       3.9     3.8     4.0
Other                       8.6      6.0       7.3     8.1     8.6


                            1994     1993     1992     1991   1990

Operating(1)               67.6%    68.6%     70.9%   73.6%   75.4%
Transportation(2)          28.9     29.6      31.6    34.8    35.3
Maintenance of way(3)       7.7      7.2       7.1     6.4     7.1
Maintenance of
 equipment(4)              20.6     21.3      22.9    23.9    23.7


  1 Operating ratio means the ratio of operating expenses before special charge over operating revenues.
  2 Transportation ratio means the ratio of transportation expenses (such as expenses of operating, servicing, inspecting, weighing, assembling and switching trains) over operating revenues.
  3 Maintenance of way ratio means the ratio of maintenance of way expenses (such as the expense of repairing, maintaining, leasing, depreciating and retiring right-of-way and trackage structures, buildings and facilities) over operating revenues.
  4 Maintenance of equipment ratio means the ratio of maintenance of equipment expenses (such as the expense of repairing, maintaining, leasing, depreciating and retiring transportation and other operating equipment) over operating revenues.

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

  The Railroad is a party to several national collective bargaining agreements which, until 1994, establish the wages and benefits of its union workers -- 90% of all Railroad employees are represented by a union. These agreements became subject to renegotiation beginning November 1, 1994, when bargaining notices were filed; however, cost of living allowance provisions and other terms in each agreement continue until new agreements are reached. Despite being part of the national bargaining group, the Railroad has expressed a desire to negotiate separate distinct agreements with each of its unions on a local basis. To date, discussions with all eleven union organizations have been initiated. Three unions, representing 29% of the Railroad's represented workforce have ratified agreements which cover wages and work rule issues through 1999. During the term of the agreements wages will rise approximately 3%-4% per year on average. In reaching these agreements approximately $.8 million was paid in signing bonuses. It is too early to determine if separate agreements will be reached with the other crafts. The following table shows the average annual employment levels of the Railroad:

                       1994      1993    1992    1991    1990
Total employees.      3,250     3,306   3,421   3,611   3,688

  A significant portion of the decline from the 1992 level is the result of a separate agreement between the Railroad and the United Transportation Union, reached in November 1991. This agreement permits the Railroad to reduce the size of all crews on all trains operated. In accordance with this agreement, 158 crew members were severed at a cost of $9.6 million to date. The current crew size of approximately 2.74 is not expected to change dramatically.

  Management believes that over the next several years attrition and retirements would be the primary source of future declines in employment levels. Increases in employment levels, particularly in train operations, are possible in response to growth of business in accordance with the four year plan.

Regulatory Matters; Freight Rates; Environmental Considerations

  The Railroad is subject to significant governmental regulation by the ICC and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

  The jurisdiction of the ICC encompasses, among other things, rates charged for certain transportation services, issuance of securities, assumption of certain liabilities by railroads, mergers or the acquisition of control of one carrier by another carrier and extension or abandonment of rail lines or services. Current congressional proposals to eliminate the ICC are still unclear as to what regulatory scheme might remain and thus the potential impact of the proposals on the Railroad are unknown.

  The Federal Railroad Administration, the Occupational Safety and Health Administration and certain state transportation agencies have jurisdiction over railroad safety matters. These agencies prescribe and enforce regulations concerning car and locomotive safety equipment, track safety standards, employee work conditions and other operating practices.

  The amount of Southern Illinois coal transported by the Railroad is expected to decline somewhat as the Clean Air Act is fully implemented. Much of the coal from mines in that area currently served by the Railroad will not meet the environmental standards of the Clean Air Act without blending with compliance coal or installation of air scrubbers at point of use. On the other hand, the Railroad expects to participate in additional movements of Western coal and Southern Illinois coal which does comply. Overall, management believes that implementation of the Clean Air Act is unlikely to have a material adverse effect on the results of the Railroad.

  The Railroad is and will continue to be subject to extensive regulation under environmental laws and regulations concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Railroad and other railroads is the risk of environmental liabilities. See Item 2. "Properties - Environmental Conditions" for discussion of sites on which the Railroad currently or formerly conducted operations that are subject to governmental action in connection with environmental degradation. The EPA is expected to propose regulations limiting locomotive emissions which may significantly increase the purchase price or operating expense of locomotives. Additional expenditures by the Railroad may be required in order to comply with existing and future environmental and health and safety laws and regulations or to address contaminated sites which may be discovered.

Competition

  The Railroad faces intense competition for freight traffic from motor, water, and pipeline carriers and from other railroads. Competition is generally based on the quality and reliability of the service provided and the rates charged. Declining fuel prices disproportionately benefit trucking operations over railroad operations. The trucking industry frequently is more cost and transit-time competitive than railroads, particularly for distances of less than 500 miles. While deregulation of freight rates under the Staggers Act has greatly increased the ability of railroads to compete with each other and alternate forms of transportation, changes in governmental regulations (particularly changes to the Staggers Act) could significantly affect the Railroad's competitive position.

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

  All of the Railroad's operations are conducted between points served by one or more competing carriers. The consolidation in recent years of major midwestern and eastern rail systems has resulted in strong competition in the service territory of the Railroad. To date, such consolidations have not had a material adverse impact on the Railroad's operation or financial results.

Liability Insurance

  The Railroad is self-insured for the first $5 million of each loss. The Railroad carries $295 million of liability insurance per occurrence, subject to an annual cap of $395 million in the aggregate for all losses. This coverage is considered by the Railroad's management to be adequate in light of the Railroad's safety record and claims experience.

Item 2.  Properties

Physical Plant and Equipment

  System. As of December 31, 1994, the Railroad's total system consisted of approximately 4,600 miles of track comprised of 2,700 miles of main line, 200 miles of secondary main line and 1,700 miles of passing, yard and switching track. The Railroad owns all of the track except for 190 miles operated by agreements over track owned by other railroads.

  Track Structures.  During the five years ended December 31,
1994, the Railroad has spent $348.7 million on track structure to maintain its rail lines, as follows ($ in millions):

                 Capital
              Expenditures   Maintenance     Total
      1994     $ 63.2          $ 29.1       $ 92.3
      1993       50.3            25.1         75.4
      1992       46.4            23.0         69.4
      1991       36.3            20.7         57.0
      1990       34.6            20.0         54.6

      Total    $230.8          $117.9       $348.7

  These expenditures concentrated primarily on track roadway and bridge rehabilitation in 1994, 1993 and 1992. Approximately, 1,400 miles, 1,300 miles and 1,400 miles of road were resurfaced in 1994, 1993 and 1992, respectively. During 1994 and 1993, approximately $11.4 million was spent to complete the conversion of 198 miles of track, known as the Yazoo District, to a single track with centralized traffic control ("CTC"). Over the last three years, a total of $11.4 million was spent to construct new or expanded intermodal facilities in Chicago and Memphis. Expenditures in 1991 and 1990 benefited from the use of reclaimed rail, cross ties, ballast and other track materials from the second main line when the Railroad's double-track mainline was converted to a single-track mainline with CTC. Future capital expenditures for track structure are expected to average $52 million to $60 million annually.

  Fleet. The Railroad's fleet has undergone significant rationalization and upgrading from its peak in 1985 of 862 locomotives and 28,616 freight cars. Over the last two years older, less efficient locomotives were replaced with newer larger horsepower and more efficient equipment. In 1993, the Railroad implemented a lease conversion program to increase ownership of locomotives and freight cars to become less dependent on the leasing market as a source of equipment. The program resulted in 118 locomotives and 4,228 freight cars either being acquired outright or leased under more favorable lease terms by the Railroad. As a result of the new lease terms, $24.7 million of
capital leases were recorded in 1994.   Most of these leases
contain fixed price options whereby the equipment can be acquired at or below fair market value.

  Since 1992, the Railroad acquired 4 SD-40-2 locomotives and also upgraded its highway trailer fleet with 900 newly built trailers. Of this amount, 800 replaced 880 older leased trailers and 100 were for expanded volume. The locomotives are leased to the Railroad for seven and one-half years. Approximately 1,800 of the cars acquired are leased to the Railroad as well. The remaining cars are leased to other non-affiliated railroads. When those leases expire, the Railroad has first right of refusal to lease the equipment. As these cars are leased to the Railroad other leased equipment will be returned to the independent, third-party lessors or short-term car hire agreements will be terminated.

  In 1995, the Railroad will replace 31 older smaller locomotives with 20 new SD-70's with an option to acquire an additional 20 SD-70's in 1996.

  The Railroad has repaired and reconditioned approximately 173 cars at a cost of $2.9 million. This equipment is being leased on a short-term basis to other carriers until the Railroad anticipates it will need the equipment for its expansion.

  The following is the overall fleet at December 31:

Total Units:           1994       1993     1992     1991     1990
Locomotives(1)          417        468      449      470      471
Freight cars         16,178     15,112   15,877   16,381   16,526
Work equipment .        625        745      902      881      934
Highway trailers(2)     898        898      203      124       67

1 Approximately 89 locomotives need repair before they can be returned to service. This equipment is repaired if needed on an ongoing basis or sold. The Railroad sold
  48, 23 and 66 surplus locomotives in 1994, 1993 and 1992, respectively. The active fleet is 328 as of December 31, 1994.
2 Excludes trailers being accumulated for return to lessors.

       The components of the fleet for 1994 and in total for 1993 are shown below:

                                Long-Term      1994     1993
Description(1)          Owned(2)   Lease      Total    Total

Locomotives:
  Multipurpose             224       101       325      368
  Switching                 50        42        92      100
        Total              274       143       417      468

Freight Cars:
 Box (general service)     235     1,227     1,462      556
 Box (special purpose)   2,560       541    3,101     2,653
 Gondola                   935       427     1,362    1,094
 Hopper (open top)       2,096     2,301     4,397    4,955
 Hopper (covered)        2,792       940     3,732    3,777
 Flat                      251       529       780      851
 Other                   1,191       153     1,344    1,226
          Total         10,060     6,118    16,178   15,112
 Work Equipment            617         8       625      745
 Highway trailers (3)        -       898       898      898

     1 In addition, approximately 1,744 freight cars were being used by the Railroad under short-term car hire agreements.
     2 Includes 65 locomotives and 1,762 freight cars under capital leases.
     3 Excludes trailers being accumulated for return to lessor.

Environmental Conditions

     The Railroad faces potential environmental cleanup costs associated with approximately 20 contaminated sites and various fueling facilities for which a total of $13 million has been reserved as of December 31, 1994. The most significant of those sites are described below.

Mobile, Alabama

     The Railroad owned property in Mobile prior to 1976 upon which a lessee conducted creosoting operations. The Alabama Department of Environmental Management has determined that the soil and groundwater are contaminated with creosote, pentachlorophenol and possibly dioxins. The Railroad has been participating in joint cleanup efforts with the current owner and the Railroad's lessee. See Item 3. "Legal Proceedings."

Jackson, Tennessee

     A rail yard in Jackson, Tennessee, formerly owned by the Railroad has been placed on the federal and state "superfund" list as a result of the discovery of Trichloroethylene (TCE) in the adjacent municipal water well field. The Railroad formerly operated a shop facility at the site and TCE is a common component of solvents similar to those believed to have been used in the shop. See Item 3. "Legal Proceedings."

McComb, Mississippi

     The Railroad is conducting a site assessment of a facility where car repairs were formerly performed to determine the nature and extent of contamination, primarily lead from removed paint, at the site. The study is being conducted under the supervision of the Mississippi Department of Environmental Quality.

Kegley, Illinois

     Emergency response action has been taken by the Railroad at this scene of a 1994 derailment in which about 22,000 gallons of TCE were released. The spill has been contained by construction of an impervious wall extended into the bedrock and encircling the site. The Railroad has enrolled in Illinois' Pre-Notice Site Cleanup Program and is voluntarily remediating the site. The Railroad believes the shipper bears some responsibility for the release and has so notified it.

East Hazel Crest, Illinois

     In 1994 the Railroad learned that an underground fuel line had leaked about 100,000 gallons of diesel fuel into the soil and groundwater. The Railroad has constructed a groundwater remediation system and enrolled the site in Illinois' Pre-Notice Site Cleanup Program. See Item 3. "Legal
Proceedings."

Fueling Facilities

     The Railroad has maintained fueling facilities at more than 20 locations at various times from the 1950's to date. Many of those sites are or may be contaminated with spilled fuel. Those stations currently in use are equipped with drip pans and treatment facilities and the Railroad has initiated a program of rebuilding all fuel lines above ground.

Waste Oil Generation

     The Railroad has been identified as a PRP at three sites where waste oil was allegedly processed and disposed. In each instance, the Railroad is alleged to have generated some of the waste oil, and in each the Railroad believes any contribution it may have made to the site contamination is de minimis.

Item 3.  Legal Proceedings

State of Alabama, et al. v. Alabama Wood Treating Corporation,
Inc., et al., S.D. Ala. No. 85-0642-C


     The State of Alabama and Alabama State Docks ("ASD") filed suit in 1985 seeking damages for alleged pollution of land in Mobile, Alabama, stemming from creosoting operations over several decades. Defendants include the Railroad, which owned the land until 1976, Alabama Wood Treading Corporation, Inc., and Reilly Industries, Inc. ("RII"), which leased the land from the Railroad and conducted creosote operations on the site. In December 1976, the Railroad sold the premises to ASD. The complaint sought payment for the clean-up cost together with punitive and other damages.

     In 1986, ASD, RII and the Railroad agreed to form a joint technical committee to clean the site, sharing equally the cost of clean-up, and in October 1986 the court stayed further proceedings in the suit. Under the agreement the joint technical committee has spent approximately $6.8 million and has been authorized to expend up to a total of $6.9 million. The Railroad has contributed $2.3 million. Further clean-up activities are anticipated.

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

In the Matter of Illinois Central Railroad, et al., Tennessee
Division of Superfund No. 94-0187

     The Tennessee Department of Environmental and Conservation has issued a Remedial Order requiring cleanup by the Railroad and the current owners of a site in Jackson, Tennessee. The Railroad operated a rail yard and locomotive repair facility at the site. Trichloroethylene ("TCE") has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the shop. In addition, concentrations of metals and organic chemicals have been identified on the surface of the site. The Railroad has commenced a remedial investigation and feasibility study of the site, and expects to cooperate with the agency and other Potentially Responsible Parties to conduct any necessary clean-up activities.

People of the State of Illinois v. Illinois Central Railroad
No. 95 CH842 (Circuit Court of Cook County, Illinois)

     On February 2, 1995, the State of Illinois filed a Complaint for Injunction and Civil Penalties against the Railroad relating to a release of diesel fuel from an underground pipeline at the Railroad's Markham Yard facility in East Hazel Crest, Illinois. The Complaint alleges that the Railroad violated State water pollution statutes by allowing diesel fuel to enter waters of the State and seeks for an order compelling the Railroad to take necessary corrective actions at the site and to pay a civil penalty.

Item 4.  Submission of Matters to a Vote of Security Holders
         Intentionally omitted. See Index page of this Report for explanation.

                             PART II

Item 5.  Market for the Registrant's Common Equity and
Related Stockholder Matters

     All of the outstanding common stock of the Railroad (100 shares) is owned by IC and therefore is not traded on any market. Various credit agreements limit the Railroad's ability to pay cash dividends to IC. However, the Railroad was able to declare $87.5 million in dividends in 1994, $36.0 million in dividends in 1993 and $12.8 million in dividends in 1992. Of the $87.5 million declared in 1994, $60.0 million will be paid in 1995 as requested by IC. At December 31, 1994, approximately $44.9 million of the Railroad's equity was in excess of the limitation and available for dividend to IC.

Item 6.  Selected Financial Data

     Intentionally omitted. See Index page of this Report for explanation.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Four-Year Growth Plan

     With two years of the 1992 four-year growth plan completed, the Railroad has achieved two key goals and is on track in the third. Announced in the fall of 1992 the plan was to reduce interest expense by $10 million annually and lower the already lowest operating ratio in the industry to 66.9%, while raising total revenue $100 million. As of December 31, 1994, the Railroad's interest expense had declined from $43 million to $26 million well ahead of the planned $10 million reduction. The operating ratio for 1994
was 67.6%.   During the last two years revenues rose 3.1% and
5.2%, respectively, and at $594 million are 8.5% higher than 1992. This revenue growth was accomplished despite the impact of two major unplanned events in 1993. In May 1993, the United Mine Workers struck against several companies affecting six mines served by the Railroad. As a result, approximately 35,000 carloads of coal were lost. The strike was settled in December 1993, and full production resumed in January 1994. Partially offsetting the lost coal loads was a gain of approximately 15,000 carloads of grain and grain mill products. This traffic was diverted to the Railroad as a result of the flooding of the upper Mississippi River in July and August 1993. Additionally, over 500 trains from several other Class I railroads were detoured over the Railroad's system. The result was a significant temporary increase in traffic density over the Railroad's routes.

     Contributing to 1994's gain in revenue was a resurgence in chemical traffic and sharp growth in intermodal. Intermodal traffic increased 53% benefiting from strength across the board plus two partnerships with other carriers, one of which was in effect for only the last half of 1994.

     The tender offer for and retirement of $145 million 14-
1/8% debentures of the Railroad, in the second quarter of 1993, was the most significant contributor in the achievement of the interest expense goal of the growth plan.

     Having completed two years of the four-year plan, management is developing a new five-year plan which uses 1994 as a base. The new plan covers the period 1995 through 1999 and features $200 million in revenue growth and a significantly lower operating ratio.

Results of Operations

     The discussion below takes into account the financial condition and results of operations of the Railroad for the years presented in the consolidated financial statements.

1994 Compared to 1993

     Revenues for 1994 increased from the prior year by $29.2 million or 5.2% to $593.9 million. The increase was a result of a 7.9% increase in carloadings partially offset by a 3.7% decrease in the average freight revenue per carload. In 1994, the Railroad experienced increased carloadings in intermodal (53.0%), coal (22.6%), chemicals (3.6%) and paper (2.2%)
partially offset by decreased loadings in grain (12.5%) and grain mill products (10.3%). The increase in intermodal carloadings highlighted the Railroad's emphasis and commitment in this area. For the year, carloadings increased over 67,000 to approximately 915,000 carloads.

     Operating expenses for 1994 increased $14.4 million or 3.7%. Labor and fuel expenses increased reflecting the increased loadings experienced in 1994 over 1993.
Depreciation expense was higher in 1994 because of the Railroad's shift to ownership of equipment from leasing.
Other expenses, which include property and franchise taxes, casualty and environmental accruals, joint facilities, net and equipment related expenses, increased $16.9 million.
Partially offsetting the increased expenses was a $13.6 million decrease in lease and car hire expense which resulted from the Railroad's shift from leasing to owning, more effective turnaround of cars and lower export grain.

     Operating income increased $14.8 million or 8.3% to $192.4 million for the reasons cited above.

     Net interest expense for 1994 decreased 18.2% ($5.8 million) to $26.0 million compared to $31.8 million in 1993. The sales of accounts receivable under a revolving agreement allowed the Railroad to utilize existing assets to obtain funds rather than issuing additional debt. The expense associated with this transaction is accounted for as Other Income, Net, not Interest Expense and when coupled with paydowns of other existing debt produced the decrease in interest expense.

     Net income was further affected by a $5.0 million after tax gain on the favorable resolution of prior period tax issues.

1993 Compared to 1992

     Revenues for 1993 increased from the prior year by $17.3 million or 3.1% to $564.7 million. The increase was a result of a 2.9% increase in average gross freight revenue per carload, resulting from an improved commodity mix and modest rate increases. The 1993 revenue increase was attributable in part to the gain in carloads when the upper Mississippi River flooding affected barge traffic and also disrupted rail operations of other carriers who diverted traffic to the Railroad's system. Additionally, chemical loads were up 6% and paper was up 3%. Intermodal was up 5%, reflecting the Railroad's commitment to increase this aspect of operation, as evidenced by the new Chicago-area intermodal facility and expansions in Memphis. These gains were offset by lost carloads of coal resulting from the United Mine Workers strike of certain coal producers. For the year, carloadings declined .5% (or 4,400 carloads) to 847,900 carloads.

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

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 became law and increased the maximum corporate federal income tax rate from 34% to 35%, retroactive to January 1, 1993.

Liquidity and Capital Resources

Operating Data:
                                      1994      1993     1992
Cash flows provided by (used for):
 Operating activities               $195.6    $121.8   $124.1
 Investing activities                (77.0)    (54.2)   (45.5)
 Financing activities               (114.5)    (85.1)   (67.9)
 Net change in cash and
 temporary cash investments        $   4.1   $ (17.5)  $ 10.7

       Cash from operating activities in 1994 and 1993 was primarily net income before depreciation, deferred taxes, extraordinary item and the cumulative effect of changes in accounting principles, and 1994 was also affected by the sales of accounts receivable. A significant source of cash in 1993 and 1992 ($6.3 million and $26.4 million, respectively) was the realization of settlement proceeds with numerous insurance carriers in connection with asbestos and hearing loss casualty claims. Most of the settlements were for prior claims but some cover future claims related to prior periods. As part of the settlements, the Railroad agreed to release the carriers from liability for future hearing loss claims. Only $.5 million was received in 1994.

       During 1994, additions to property of $86.4 million included approximately $44.7 million spent on track and bridge rehabilitation, approximately $13.8 million on communications and signal work (including the conversion to CTC on the Yazoo district), approximately $22.5 million on equipment purchases and betterments and approximately $3.0 million on expansion and rehabilitation of intermodal facilities, primarily Memphis. During 1993, additions to property of $57.1 million included approximately $36.6 million for track and bridge rehabilitation and approximately $.6 million for the purchase of 4 locomotives. In 1994 and 1993 capital expenditures exceeded original estimates as several opportunities to acquire equipment were acted upon in accordance with the Railroad's strategy of owning more of its equipment. During 1992, additions to property of $49.7 million included approximately $46.4 million for track and bridge rehabilitation including approximately $5 million for the construction of a new intermodal facility in the Chicago area. Proceeds from the sales of excess materials generated by the single-track project ($4.1 million in 1992) partially offset the cost of property additions. Property retirements and removals unrelated to the single-track project generated proceeds of $8.2 million, $5.3 million and $3.5 million in 1994, 1993 and 1992, respectively.

       The Railroad anticipates that base capital expenditures for 1995 will be approximately $65 million and will concentrate on track maintenance and renewal of track structures such as bridges. In February 1995, the Railroad placed a $25.8 million order for 20 new SD70 locomotives to be delivered in the fourth quarter of 1995, to upgrade the locomotive fleet. If additional opportunities such as lease conversions or market-driven expansions occur in 1995, the total capital spending could be approximately $100 million to $110 million. These expenditures are expected to be met from current operations or other available sources.

       Since 1990, management has concentrated on reducing leverage, expanding funding sources, lowering funding costs and upgrading the debt ratings issued by the rating services. During 1994, several events continued this process. The Railroad's commercial paper program was expanded. A total of $100 million can be issued and outstanding under the program which is supported by a $150 million Revolver with the Railroad's bank lending group (see below). Standard & Poor's Corporation ("S&P"), Moody's Investor Services ("Moody's") and Fitch Investors Service ("Fitch") have rated the commercial paper A2, P3 and F2, respectively. At December 31, 1994, $15.0 million was outstanding. For the year the rates ranged from 3.365% to 6.25%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowing is classified as long-term.

       In the first quarter of 1994, the Railroad entered into a receivables purchase agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement.
At December 31, 1994, $50 million in accounts receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $2.2 million for the year ended December 31, 1994.

       In November 1994, the Railroad concluded negotiations with its bank lending group whereby the Railroad's $100 million Revolver was amended and restated to a $150 million Revolver expiring in 1999. Fees and interest rates are predicated on the Railroad's long-term credit ratings. Currently, the annual fee is 25 basis points and borrowings under this agreement are at LIBOR plus 50 basis points. This amended facility replaced the $100 million revolver due in 1996 and a $50 million 364-day facility due in October 1994. The new Revolver will be used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At December 31, 1994, the $150 million was limited to $132.6 million because $15.0 million in commercial paper was outstanding and $2.4 million in letters of credit had been issued. Since April 1993, when a tender offer for the Railroad's $145 million 14-1/8% Senior Subordinated Debentures ("Debentures") was completed, the agreements with the bank groups and the $160 million senior secured notes ("Senior Notes") issued in 1991 have been unsecured. The Senior Notes are callable with a make-whole provision in April 1995. No decision has been made to prepay these notes.

       The Railroad believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.

       Various borrowings of the Railroad are governed by agreements which contain financial and operating covenants.
All entities were in compliance with these covenant requirements at December 31, 1994, and management does not anticipate any difficulty in maintaining such compliance.

       In 1993, a $23.4 million extraordinary loss, net of $12.6 million in tax benefits, was incurred in connection with the Railroad's tender offer for the Debentures and the costs associated with calling the $10.3 million untendered portion.

       In connection with the tender offer for the Debentures, the Railroad issued $100 million of 6.75% non-callable, 10-year notes due 2003 (the "Notes") and irrevocably placed funds with a trustee to cover principal, a 6% premium and interest through the first call date of October 1, 1994, for the untendered Debentures. At December 31, 1994, the Railroad's public debt was rated Baa3 by Moody's and BBB by S&P. On March 2, 1995, Moody's changed their rating to Baa2 and raised the commercial paper program to P2.

       The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 92% of the Railroad's short-term diesel fuel requirements through March 1995 and 46% through June 1995 are protected against significant price changes. See Note 6 of the Notes to Consolidated Financial Statements.

        Certain covenants of the Railroad's debt agreements restrict the level of dividends it may pay to IC. The Railroad paid dividends to IC of $42.5 million in 1994, $27.4 million in 1993 and $6.4 million in 1992. In 1994, the Railroad declared a special $60 million dividend to IC, which will be paid as requested in 1995, for IC's stock repurchase program. At December 31, 1994, approximately $44.9 million of Railroad equity was free of such restrictions. In January 1995, the Railroad declared and paid a regular dividend of $13.3 million to IC.

       The Railroad has paid approximately $6 million, $8 million and $10 million in 1994, 1993, and 1992, respectively, for severance, lump sum signing awards and other costs associated with the various agreements signed in 1994, 1992 and 1991. The Railroad anticipates that an additional $7 million will be required in 1995 related to all such agreements. These requirements are expected to be met from current operating activities or other available sources. As the Railroad continues to negotiate with its operating unions on a local level, agreements may be reached that require significant lump sum payments. It is too early to determine if separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

Environmental Liabilities

       The Railroad's operations are subject to comprehensive environmental regulation by federal, state and local authorities. Compliance with such regulation requires the Railroad to modify its operations and expend substantial manpower and financial resources.

       Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), and similar state and federal laws, the Railroad is potentially liable for the cost of clean-up of various contaminated sites. The Railroad has been notified that it is a potentially responsible party at sites ranging from those with hundreds of potentially responsible parties to sites at which the Railroad is primarily responsible. The Railroad generally participates in the clean-up at sites where other substantial parties share responsibility through cost-sharing arrangements, but under Superfund and other similar laws the Railroad can be held jointly and severally liable for all environmental costs associated with such sites.

       The Railroad is aware of approximately 20 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up. The Railroad paid approximately $3.0 million in 1994 toward the investigation and remediation of those sites, and anticipates similar expenditures annually in the future. During 1994, the Railroad spent an additional $.6 million remediating environmental spills resulting from derailments and other operating activities. Furthermore, recent amendments to the Clean Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

       For all known sites of environmental contamination where Railroad loss or liability is probable, the Railroad has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Railroad liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Railroad's potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties.
At December 31, 1994, the Railroad estimated the probable range of its estimated liability to be $13 million to $48 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $13 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution where the Railroad is primarily liable.

       The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically the Railroad leased substantial amounts of property to industrial tenants, and the Railroad continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that the Railroad will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures to have a material adverse effect on the Railroad's financial position, results of operations, cash flow or liquidity.

Recent Accounting Pronouncements

       In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. This statement applies to financial statements for fiscal years beginning after December 31, 1994, with earlier adoption encouraged. The Railroad is currently evaluating the impact, if any, this statement will have on its reported results when it is adopted in the first quarter of 1995.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 27 of this Report.

Item 9.  Changes in and Disagreement with Accountants in
          Accounting Financial Disclosures
                                NONE

                                  PART III

  Items 10, 11, 12 and 13

       Intentionally omitted. See the Index page of this Report for explanation.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

(a)    1.    Financial Statements:

                 See Index to Consolidated Financial Statements on page 27 of this Report.

          2.     Financial Statement Schedules:

                 See Index to Financial Statement Schedules on page F-22 of this Report.

          3.     Exhibits:

          See items marked with "*" on the Exhibit Index beginning on page E-1 of this Report. Items so marked identify management contracts or compensatory plans or arrangements as required by Item 14.

(b)    1.    Reports on Form 8-K:

          During the fourth quarter of 1994 the Registrant filed with the Securities and Exchange Commission the following reports on Form 8-K on the dates indicated to report the events described:

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

                       Illinois Central Railroad Company

                       By:  /s/ DALE W. PHILLIPS
                                Dale W. Phillips
                   Vice President and Chief Financial Officer
                              Date: March 8, 1995

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


       Signature            Title(s)                    Date

/s/GILBERT H. LAMPHERE    Chairman of the           March 8, 1995
   Gilbert H. Lamphere    of the Board and
                          Director

/s/E. HUNTER HARRISON     President and             March 8, 1995
   E. Hunter Harrison     Chief Executive
                          Officer (principal
                          executive officer)
                          Director

/s/DALE W. PHILLIPS       Vice President            March 8, 1995
   Dale W. Phillips       and Chief Financial
                          Officer (principal
                          financial officer)
                          Director

/s/JOHN V. MULVANEY       Controller                March 8, 1995
   John V. Mulvaney       (principal accounting
                          officer)

/s/RONALD A. LANE         Director                  March 8, 1995
   Ronald A. Lane

/s/JOHN D. MCPHERSON      Director                  March 8, 1995
   John D. McPherson

/s/GERALD F. MOHAN        Director                  March 8, 1995
   Gerald F. Mohan

                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES


                                 F O R M  10-K



                              FINANCIAL STATEMENTS

                        SUBMITTED IN RESPONSE TO ITEM 8

                     ILLINOIS CENTRAL RAILROAD COMPANY
                              AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Report of Independent Public Accountants                                F-1

Consolidated Statements of Income for the three years ended
December 31, 1994                                                       F-2

Consolidated Balance Sheets at December 31, 1994 and 1993               F-3

Consolidated Statements of Cash Flows for the
three years ended December 31, 1994                                     F-4

Consolidated Statements of Stockholder's Equity and Retained
Income for the three years ended December 31, 1994                      F-5

Notes to Consolidated Financial Statements for
the three years ended December 31, 1994                                 F-6

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central Railroad Company:

       We have audited the accompanying consolidated balance sheets of Illinois Central Railroad Company (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and stockholder's equity and retained income for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Railroad's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Central Railroad Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

       As discussed in Notes 10 and 11 to the consolidated financial statements, effective January 1, 1992, and January 1, 1993, the Railroad changed its methods of accounting for income taxes and for postretirement health care and postemployment benefits, respectively.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              ARTHUR ANDERSEN LLP


Chicago, Illinois
January 17, 1995

             ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Income
                             ($ in millions)


                                      Years Ended December 31,
                                      1994       1993      1992
 Revenues                            $593.9    $564.7    $547.4

 Operating expenses:
    Labor and fringe benefits         196.2     190.2     191.3
    Leases and car hire                59.5      73.1      72.6
    Diesel fuel                        31.5      30.4      30.0
    Materials and supplies             38.6      36.7      33.1
    Depreciation and amortization      24.9      22.8      21.4
    Other                              50.8      33.9      39.8
    Special charge                        -         -       8.9
 Operating expenses                   401.5     387.1     397.1

 Operating income                     192.4     177.6     150.3

 Other income, net                      4.5       2.8       3.6
 Interest expense, net                (26.0)    (31.8)    (42.9)
 Income before income taxes,
  extraordinary item and cumulative
  effect of changes in accounting
  principles                          170.9     148.6     111.0
 Provision for income taxes            58.2      56.6      37.7
 Income before extraordinary item and
   cumulative effect of changes
   in accounting principles           112.7      92.0      73.3
 Extraordinary item, net                  -     (23.4)        -
 Cumulative effect of changes
   in accounting principles               -      (0.1)     23.7
 Net income                         $112. 7     $68.5     $97.0

 The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                              ($ in millions)
                 ASSETS
                               December 31, 1994     December 31, 1993
Current assets:
  Cash and temporary cash
   investments                        $12.2              $8.1
  Receivables, net of allowance
   for doubtful accounts of $2.1
   in 1994 and $3.1 in 1993            43.6              84.6
  Materials and supplies, at
   average cost                        15.7              20.1
  Assets held for disposition           9.1               9.1
   Deferred income taxes - current     21.8              22.8
   Other current assets                 3.1               3.6
    Total current assets              105.5             148.3

Investments                            13.3              14.5

Properties:
 Transportation:
  Road and structures, including land 994.9             947.9
  Equipment                           114.6              71.7
 Other, principally land               40.8              40.4
  Total properties                  1,150.3           1,060.0
 Accumulated depreciation             (25.9)            (19.3)
  Net properties                    1,124.4           1,040.7

Other assets                           15.2              10.2
    Total assets                   $1,258.4          $1,213.7
                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Current maturities of long-term debt  $9.7              $1.1
  Accounts payable                     55.6              51.7
  Dividends payable                    60.0              15.0
  Income taxes payable                  0.5               3.5
  Casualty and freight claims          24.9              24.7
  Employee compensation and vacations  16.5              15.8
  Taxes other than income taxes        16.2              13.9
  Accrued redundancy reserves           6.8               6.8
  Other accrued expenses               31.6              28.4
   Total current liabilities          221.8             160.9

Long-term debt                        297.6             347.3
Deferred income taxes                 213.9             200.6
Other liabilities and reserves        132.7             138.1
Contingencies and commitments (Note 13)
Stockholder's equity:
 Common stock authorized, issued and
  outstanding 100 shares, $1 par value    -                 -
 Additional paid-in capital           129.1             128.6
 Retained income                      263.3             238.2
  Total stockholder's equity          392.4             366.8
  Total liabilities and stockholder's
   equity                          $1,258.4          $1,213.7

The following notes are an integral part of the consolidated financial statements.

              ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                              ($ in millions)

                               Years Ended December 31,
                                1994    1993      1992
Cash flows from operating
 activities:
  Net income                  $112.7   $68.5     $97.0
  Reconciliation of net
   income to net cash
   provided by (used for)
   operating activities:
    Extraordinary item, net        -    23.4         -
    Cumulative effect of changes
     in accounting principles      -     0.1     (23.7)
    Depreciation and
     amortization               24.9    22.8      21.4
    Deferred income taxes       14.3    31.9      20.7
    Special charge                 -       -       8.9
    Equity in undistributed
     earnings of affiliates,
     net of dividends received  (0.4)   (0.3)      0.2
    Net gains on sales of real
     estate                     (2.0)   (0.8)     (0.4)
    Cash changes in working
     capital                    51.0    (3.1)    (15.6)
    Changes in other assets     (4.3)   (0.9)      2.8
    Changes in other liabilities
     and reserves               (0.6)  (19.8)     12.8
    Net cash provided by
     operating activities      195.6   121.8     124.1

    Cash flows from investing activities :
 Additions to properties       (86.4)  (57.1)    (49.7)
 Proceeds from sales of real
  estate                         3.8     1.5       1.3
 Proceeds from single track
 sales                             -       -       4.1
 Proceeds from equipment sales   4.4     3.8       2.2
 Proceeds from sales of
  investments                    1.6     0.8       1.8
 Other                          (0.4)   (3.2)     (5.2)
 Net cash (used for) investing
  activities                   (77.0)  (54.2)    (45.5)

    Cash flows from financing activities :
 Proceeds from issuance of
  debt                         113.0   304.6         -
 Principal payments on debt   (159.2) (400.0)    (61.0)
 Net proceeds (payments)
  Commercial Paper             (23.1)   38.1         -
 Dividends paid                (42.5)  (27.4)     (6.4)
 Purchase of subsidiary's common
  stock                         (2.7)   (0.4)     (0.5)
 Net cash (used for) financing
  activities                  (114.5)  (85.1)    (67.9)
Changes in cash and temporary
 cash investments                4.1   (17.5)     10.7
Cash and temporary cash
 investments at beginning of
 period                          8.1    25.6      14.9
Cash and temporary cash
 investments at end of period  $12.2    $8.1     $25.6
Supplemental disclosure of cash
 flow information:
 Cash paid during the year for:
  Interest (net of amount
   capitalized)                $27.9   $38.3     $44.3
  Income taxes                 $46.9   $10.9     $15.9

The following notes are an integral part of the consolidated financial statements.

             ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES

 Consolidated Statements of Stockholder's Equity and Retained Income

                                                                Total
                                           Additional           Stock
                            Common Common  Paid-In   Retained   holder's
                            Share  Stock   Capital   Income     Equity

Balance December 31, 1991   100    $-      $122.2     $121.5    $243.7
Capital contribution                          3.6                  3.6
Dividends                                              (12.8)    (12.8)
Net income                                              97.0      97.0
Balance December 31, 1992   100    -        125.8      205.7     331.5
Capital contribution                          2.8                  2.8
Dividends                                              (36.0)    (36.0)
Net income                                              68.5      68.5
Balance December 31, 1993   100     -       128.6      238.2     366.8
Capital contribution                          0.5                  0.5
Dividends                                              (87.6)    (87.6)
Net income                                             112.7     112.7

Balance December 31, 1994   100    $-      $129.0     $263.4    $392.4

The following notes are an integral part of the consolidated financial statements.

              ILLINOIS CENTRAL RAILROAD AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            Road properties          1% - 8%
            Transportation equipment 1% - 7%

    Revenues

    Revenues are recognized based on services performed and include estimated amounts relating to movements in progress for which the settlement process is not complete. Estimated revenue amounts for movements in progress are not significant.

   Income Taxes

   Income per share is omitted as the Railroad is a wholly-owned subsidiary of IC.

    Cash and Temporary Cash Investments

    Cash in excess of operating requirements is invested in certain funds having original maturities of three months or less.
These investments are stated at cost, which approximates market value.

   Income Per Share

   Income per common share of the Railroad is based on the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Dilution, which could result if all outstanding common stock equivalents were exercised, is not significant.

   Futures, Options, Caps, Floors and Forward Contracts

   In March 1990, the FASB issued Statement of Financial Accounting Standards No. 105 "Disclosure of Information about Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk" ("SFAS 105"). Disclosures required by SFAS 105 are found in various notes where the financial instruments or related risks are discussed. See specifically Notes 6, 7, 8, 9 and 13.

   Derivatives

   The Railroad has only limited involvement with derivative financial instruments and does not use them for trading purposes. Specifically, the Railroad has entered into various diesel fuel commodity collar and swap agreements with the objective of mitigating significant changes in fuel prices. Premiums paid for the purchase of these agreements are amortized to fuel expense over the terms of the agreements. Unamortized premiums are included in Other Assets in the Consolidated Balance Sheets. Amounts receivable or payable under the collar and swap agreements are accrued as increases or decreases to Diesel Fuel Expense. See Note 6.

   Casualty Claims

   The Railroad accrues for injury and damage claims based on actuarially determined estimates of the ultimate costs associated with asserted claims and claims incurred but not reported.
Estimated amounts expected to be settled within one year are classified as current liabilities in the accompanying
Consolidated Balance Sheets.

   Employee Benefit Plans

   All employees of the Railroad are covered under the Railroad
Retirement Act. In addition, management employees of the Railroad are covered under a defined contribution plan.
Contribution costs of the plan are funded currently.

   Mr. E. L. Moyers, the Railroad's former Chairman, President and Chief Executive Officer ("Mr. Moyers") is covered by a supplemental plan which is discussed in Note 10.

   Effective January 1, 1993, the Railroad adopted both the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") and the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment
Benefits" ("SFAS No. 112").   See Note 10 for discussion of the
impact of SFAS No. 106 and SFAS No. 112.

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

4. Other Income, Net

   Other Income, Net consisted of the following ($ in millions):


                                         Years Ended December 31,
                                  1994             1993            1992

Rental income, net               $ 3.3            $ 3.9           $ 3.8
Net gains on real estate sales     2.0               .8              .4
Net gain (loss) on disposal
 of rolling stock                   .2             (2.3)              -
Equity in undistributed earnings
 of affiliates                      .7               .5              .3
Receivable sales (see Note 9)     (2.2)               -               -
Other, net                          .5              (.1)            (.9)
  Other Income, Net              $ 4.5            $ 2.8           $ 3.6


5.   Supplemental Cash Flow Information

     Cash changes in components of working capital, exclusive of Current Maturities of Long-Term Debt, included in the Consolidated Statements of Cash Flows were as follows ($ in millions):


                               Years Ended December 31,

                            1994         1993        1992

Receivables, net           $41.1      $  (5.5)     $  1.9
Materials and supplies       4.4         (1.4)       (3.2)
Other current assets          .4         (1.5)         .4
Accounts payable             6.6         (1.7)       (3.7)
Income taxes payable        (3.0)        13.9         1.5
Accrued redundancy reserves    -         (2.6)      (11.0)
Other current liabilities    1.5         (4.3)       (1.5)

                           $51.0       $ (3.1)    $ (15.6)

   Included in changes in Other Liabilities and Reserves is approximately $6.3 million and $23.4 million for the years ended
December 31, 1993 and 1992, respectively, reflecting the settlement of casualty claims with numerous insurance carriers.

   The Railroad entered into capital leases of $24.7 million covering 65 locomotives and 1,623 freight cars in 1994 and 200
freight cars in 1993 in the amount of $4.4  million.   See Note 7
for a recap of the present value of the minimum lease payments.


6. Materials and Supplies

   Materials and Supplies, valued using the average cost method, consist of track material, switches, cars and locomotive parts and fuel.

   As of December 31, 1994, the Railroad was a party to four diesel fuel collar agreements under which the Railroad receives or makes monthly payments based on the monthly average near-by contract price for Heating Oil #2 traded on the New York Mercantile Exchange (the "Contract Price"), which was $.486 per gallon for December 1994. Under the agreements, the Railroad receives or makes monthly payments on notional amounts based on the excess of the Contract Price over $.60 per gallon or when the Contract Price is below an amount averaging approximately $.51, respectively. As of December 31, 1994, the agreements covered notional quantities amounting to 4,000,000 gallons through March 1995 and 2,000,000 gallons for the period April 1995 through June 1995, or approximately 92% and 46%, respectively, of the Railroad's monthly diesel fuel requirements.

7.   Leases

   As of December 31, 1994, the Railroad leased 7,880 of its cars and 208 of its locomotives. These leases generally have original terms of 15 years and expire between 1995 and 2003. Under the terms of the majority of its leases, the Railroad has the right of first refusal to purchase, at the end of the lease term, certain cars and locomotives at or below fair market value. The Railroad also leases office and computer equipment, vehicles and office facilities.

   Net obligations under capital leases at December 31, 1994
and 1993, included in the Consolidated Balance Sheets are $27.9 million and $5.4 million, respectively.

    At December 31, 1994, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):

                           Capital          Operating
                           Leases           Leases

1995                        $11.2            $  34.3
1996                         13.9               31.1
1997                          2.0               19.1
1998                          1.5                9.7
1999                          1.5                7.5
Thereafter                    2.6               18.4
Total minimum lease payments 32.7             $120.1

Less: Imputed interest        4.8

Present value of
    minimum payments        $27.9


   Total rent expense applicable to noncancellable operating leases amounted to $48.8 million in 1994, $47.9 million in 1993 and $48.4 million for 1992. Most of the leases provide that the Railroad pay taxes, maintenance, insurance and certain other operating expenses.

8. Long-Term Debt and Interest Expense

   Long-Term Debt at December 31, consisted of the following ($ in millions):


                                     1994      1993
Debentures and other debt, due
 1995 to 2056, 4.5% to 10.9%         $ 10.5    $ 10.8
Commercial Paper, at average
 interest rate 4.72% in 1994 and
  3.57% in 1993                        15.0      38.1
Bank Line, at average interest
 ratio of 4.02% in 1994 and of
 3.49% in 1993                            -      40.0
Notes, due 2003, 6.75%                100.0     100.0
Senior Notes, due 1998 to 2001,
 10.02% and 10.4%                     159.8     159.8
Capitalized leases (Note 7)            18.5       4.9
Unamortized (discount)                 (6.2)     (6.3)

   Total Long-Term Debt              $297.6    $347.3

   At December 31, 1994, the aggregate annual maturities and sinking fund requirements for debt payments for 1995 through 2000 and thereafter are $9.7 million, $27.9 million, $1.7 million, $56.1 million, $56.2 million, $25.8 million and $129.9 million, respectively. The weighted-average interest rate for 1994 and 1993 on total debt excluding the effect of discounts, premiums and related amortization was 8.8% and 9.1%, respectively.

   In November 1993, the Railroad initiated a public commercial paper program. The commercial paper is rated A2 by S&P, P3 by Moody's and F2 by Fitch and is supported by a new $150 million Revolver with the Railroad's bank lending group due 1999. The Railroad pays an annual fee of 25 basis points on the Revolver and LIBOR plus 50 basis points for any borrowings. The Revolver replaced both a $50 million Bank Line which expired in October 1994 and the former $100 million revolver with the banks due 1996. The Railroad views commercial paper as a significant long-term funding source and intends to issue replacement notes as maturities occur. Therefore, the $15.0 million outstanding at December 31, 1994 has been classified as long-term.

   The Revolver will be used primarily as backup for the commercial paper but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. The $150 million was limited to $132.6 million because $15.0 million in commercial paper was outstanding and $2.4 million in letters of credit had been issued.

   The $100 million 6.75% Notes ("Notes") (issued at a slight discount 1.071%) pay interest semiannually in May and November and are covered by an Indenture. Of the $160 million Senior Notes ("Senior Notes"), $109.8 million bears interest at a rate of 10.02% and $50 million at 10.4%. Principal payments of $55 million, $54.8 million, $25 million and $25 million are due in 1998, 1999, 2000 and 2001, respectively. The Senior Notes are governed by a Note Purchase Agreement and are subject to prepayment beginning in April 1995.

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

   Interest Expense, Net consisted of the following ($ in millions):


                                     Years Ended December 31,
                                    1994      1993       1992

Interest expense                    $28.9     $33.8      $45.1
Less:
   Interest capitalized               1.4        .8         .6
   Interest income                    1.5       1.2        1.6
Interest Expense, Net               $26.0     $31.8      $42.9

9. Sales of Accounts Receivable

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement. At December 31, 1994, $50 million in accounts receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $2.2 million for 1994.

10.   Employee Benefit Plans

   Retirement Plans. All employees of the Railroad are covered under the Railroad Retirement Act. In addition, management employees of the Railroad are covered under a defined contribution plan. Contributions under the plan vest immediately. Expenses relating to the defined contribution plan were $.5 million, $.4 million and $.4 million for the years ended December 31, 1994, 1993 and 1992, respectively.

   Mr. Moyers is covered by a non-qualified, unfunded supplemental retirement benefit agreement which provides for a defined benefit payable annually, commencing upon death, permanent disability or retirement (with benefits arising from retirement commencing upon his attaining age 65 and compliance with certain non-competition agreements), in the amount of $250,000 per year for a maximum of 15 years. In accordance with the term of the agreement, no payments will be made while Mr. Moyers is employed by another Class I railroad. The present value of this agreement was included in the 1992 special charge. See Note 15.

   Postretirement Plans. In addition to the Railroad's defined contribution plan for management employees, the Railroad has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. The Railroad's contribution will be fixed at the 1999 year end rate for all subsequent years. Salaried retirees are covered by a life insurance plan which provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65. All benefits under this plan terminate in 1998. There are no plan assets and the Railroad funds these benefits as claims are paid.

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

   As a result of adopting these two standards, the Railroad recorded a decrease to net income of $84,000 (net of taxes of $46,000) as a cumulative effect of changes in accounting principles ($ in millions):

Postretirement Benefits (SFAS No. 106):
   APBO at January 1, 1993:
     Medical                                  $36.5
     Life                                       2.3
      Total APB                                38.8
   Liability previously recorded              (40.3)
      Transition Asset                          1.5
Postemployment Benefits Obligation
      at January 1, 1993 (SFAS 112)            (1.6)

Pre-tax Cumulative Effect of Changes
      in Accounting Principles                  (.1)
Related tax benefit                               -
Cumulative Effect of Changes
      in Accounting Principles               $  (.1)
Per Share Impact                             $    -

   In accordance with each standard, years prior to 1993 have not been restated. The adoption of these two standards had no significant effect on income before cumulative effect of changes in accounting principles as compared to the Railroad's prior pay-as-you-go method of accounting for such benefits.

   The accumulated postretirement benefit obligations ("APBO") of the postretirement plans were as follows ($ in millions):

                                               December 31,
                                                1994    1993
                               Medical   Life  Total   Total
Accumulated postretirement
 benefit obligation:
 Retirees                      $15.7    $ 2.0  $17.7   $28.8
 Fully eligible active
    plan participants             .6        -     .6      .7
 Other active plan
    participants .               3.3        -    3.3     4.7
         Total APBO            $19.6    $ 2.0   21.6    34.2

 Unrecognized net gain                          18.9     5.0
 Accrued liability for
   postretirement benefits                     $40.5   $39.2

   The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% at December 31, 1993. As a result of the rise in general interest rates in 1994 on high quality investment vehicles, the Railroad increased the weighted-average discount rate to 8.5% as of December 31, 1994. The change in rates resulted in approximately $2.2 million actuarial gain. The actuarial gain along with actual experience gains, primarily fewer claims and lower medical rate inflation, resulted in a total $18.9 million unrecognized net gain as of December 31, 1994. In accordance with SFAS No. 106, the excess gain is subject to $1.3 million annual amortization based on an amortization period of approximately 13 years.

   The components of the net periodic postretirement benefits cost were as follows ($ in millions):

                            Years Ending
                            December 31,
                           1994     1993
Service costs              $ .2     $ .1
Interest costs              2.4      3.0
Net amortization of
 excess gain                (.1)       -
Net periodic postretirement
  benefit costs           $ 2.5    $ 3.1

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 13.0% for 1995 and is assumed to decrease gradually to 6.25% by 2001 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, as discussed, the plan limits annual inflation for the Railroad's portion of such costs to 9.5% each year. Therefore, an increase in the assumed health care cost trend rates by one percentage point in each year would have no impact on the Railroad's accumulated postretirement benefit obligation for the medical plans as of December 31, 1994, or the aggregate of the service and interest cost components of net periodic postretirement benefit expense in future years.

11.   Provision for Income Taxes

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

   On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 became law and increased the maximum corporate federal income tax rate from 34% to 35% retroactive to January 1, 1993. This change required the Railroad to record additional deferred income tax expense of approximately $3.1 million in 1993 to reflect the new tax rate's impact on net deferred income tax liability as of
January 1, 1993.    In 1994, a $5.0 million tax benefit was
recorded to reflect the favorable resolution of prior-period tax issues associated with the former parent of ICTC.

   The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):

                               Years Ended December 31,
                               1994      1993      1992
Current income tax:
  Federal                      $39.9    $23.8     $15.4
  State                          4.0       .9       1.6
Deferred income taxes           14.3     31.9      20.7
Provision  for Income Taxes    $58.2    $56.6     $37.7

The effective income tax rates for the years ended December 31, 1994, 1993 and 1992, were 34%, 38% and 34%, respectively. See
Note 3 for the tax benefits associated with the 1993 extraordinary loss.

The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and the income taxes computed at the statutory rate are summarized below ($ in millions):


                               Years Ended December 31,

                             1994            1993             1992
Expected tax expense
 computed at statutory
  rate                    $59.8  35%      $52.0  35%       $37.7   34%
Dividends received
 exclusion                  (.3)  -         (.1)  -          (.1)   -
Impact of OBRA 1993
 rate change                  -   -         3.1   2            -    -
State income taxes,
 net of Federal tax
 effect                     3.6   2          .6   -          1.0    1
 Favorable resolution
 of prior period tax
 issues                    (5.0) (3)          -   -            -    -
Other items, net             .1   -         1.0   1%         (.9)  (1)
Provision for
 Income Taxes             $58.2  34%      $56.6  38%       $37.7   34%

Temporary differences between book and tax income arise because the tax effects of transactions are recorded in the year in which they enter into the determination of taxable income. As a result, the book provisions for taxes differ from the actual taxes reported on the income tax returns. The net results of such differences are included in Deferred Income Taxes in the Consolidated Balance Sheets.

     At December 31, 1994, the Railroad, for tax or financial statement reporting purposes, had no Federal net operating loss carryovers.

Deferred Income Taxes consisted of the following ($ in millions):

                                          December 31,
                                     1994               1993

Deferred tax assets                $  71.0         $  82.2
Less: Valuation allowance             (1.8)           (2.2)
Deferred tax assets,
    net of valuation allowance        69.2            80.0
Deferred tax liabilities            (261.3)         (259.5)
Deferred Income Taxes              $(192.1)        $(179.5)

   The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

   Major types of deferred tax assets are: reserves not yet deducted for tax purposes ($56.0 million) and safe harbor leases ($11.3 million). Major types of deferred tax liabilities are: accelerated depreciation ($216.6 million), land basis differences ($10.1 million) and debt marked to market ($2.0 million).

   IC and the Railroad have a tax sharing agreement whereby the each Railroad's federal income tax and state income tax liabilities are determined on a separate Railroad income tax basis as if it were not a member of the IC's consolidated group, with no benefit for prior net operating losses or credit carryovers from prior years.

12.      Equity and Restrictions on Dividends

    Certain covenants of the Railroad's debt agreements restrict the level of dividends it may pay to IC. The Railroad paid dividends to IC of $42.5 million in 1994, $27.4 million in 1993 and $6.4 million in 1992. In 1994, the Railroad declared a special $60 million dividend to IC, which will be paid as requested by IC in 1995, for IC's stock repurchase program. At December 31, 1994, approximately $44.9 million of Railroad equity was free of such restrictions. In January 1995, the Railroad declared and paid a regular dividend of $13.3 million to IC.

    For the years ended December 31, 1994, 1993 and 1992, IC made capital contributions of $.5 million, $2.8 million and $3.6 million, respectively, to the Railroad which was equivalent to the vested portion of the restricted IC Common Stock granted to various Railroad employees.
Such restricted stock vests in equal installments through 1996.

13.   Contingencies, Commitments and Concentration of Risks

   The Railroad is self-insured for the first $5 million of each loss. The Railroad carries $295 million of liability insurance per occurrence, subject to an annual cap of $395 million in the aggregate for all losses. This coverage is considered by the Railroad's management to be adequate in light of the Railroad's safety record and claims experience.

   As of December 31, 1994, the Railroad had $2.4 million of letters of credit outstanding as collateral primarily for surety bonds executed on behalf of the Railroad. Such letters of credit expire in 1995 and are automatically renewable for one year. The letters of credit reduced the maximum amount that could be borrowed under the Revolver (see Note 8).

   The Railroad has guaranteed repayment of certain indebtedness of a jointly owned Railroad aggregating $7.8 million. The
Railroad's primary share is $1.0 million; the remainder is a primary obligation of other unrelated owner companies.

   The Railroad has agreed to acquire 20 new SD-70 locomotives for a total cost of $25.8 million with delivery expected in October
1995.

   There are various regulatory proceedings, claims and litigation
pending against the Railroad.   While  the ultimate  amount  of
liability that may result cannot be determined, in the opinion of the Railroad's management, based on present information, adequate provisions for liabilities have been recorded. See "Management's Discussion and Analysis - Liquidity and Capital Resources - Environmental Liabilities" for a discussion of environmental matters.

14.   Disclosures about Fair Value of Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and temporary cash investments. The carrying amount approximates fair value because of the short maturity of those instruments.

   Certain Investments in Debt and Equity Securities. Effective January 1, 1994, the Railroad adopted the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities"("SFAS No. 115"). SFAS No. 115 expands the use of fair value accounting for certain investments in debt and equity securities but retains the use of the amortized cost method for investments in debt securities that the reporting enterprise has the positive intent and ability to hold to maturity. All of the investments are temporary and held for less than 90 days. They are included in the Consolidated Balance Sheet as part of Cash and Temporary Cash Investments. For the periods presented below, all investments were in U.S. Corporate demand notes. It is the intent of the Railroad to hold all debt securities to maturity, therefore, the following is provided in accordance with SFAS No. 115 ($ in millions):

                                       12-31-94     1-1-94

   Aggregate fair value                    $8.4       $4.6
   Gross unrealized holding gains             -          -
   Gross unrealized holding losses            -          -
   Amortized cost                           8.4        4.6

   Investments. The Railroad has investments of $8.6 million in 1994 and $9.1 million in 1993 for which there are no quoted market prices. These investments are in joint railroad facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments, the carrying amount is a reasonable estimate of fair value. The Railroad's remaining investments ($4.7 million in 1994 and $5.4 million in 1993) are accounted for by the equity method.

   Long-term debt. The fair value of the Railroad's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Railroad for debt of the same remaining maturities.

   Derivatives. The fair value of diesel fuel collar and swap agreements is the estimated amount that the Railroad would receive or pay to terminate the agreements as of year end, taking into account the current credit worthiness of the agreement counterparties.

   The estimated fair values of the Railroad's financial instruments at December 31, are as follows ($ in millions):


                                  1994                1993

                       Carrying      Fair        Carrying     Fair
                       Amount        Value       Amount       Value

Cash and temporary
 cash investments     $  12.2        $  12.2     $  8.1       $  8.1
Investments               8.6            8.6        9.1          9.1
Accounts payable
 (derivatives)            (.1)           (.4)       (.5)        (4.6)
Debt                   (307.3)        (308.6)    (348.4)      (368.9)

15.      Special Charge

   In 1992, the Railroad recorded a pretax special charge of $8.9 million as part of operating expense. The special charge reduced
Net Income by $5.9 million or $.13 per share.

   The special charge consisted of $7 million for various costs associated with the retirement of Mr. Moyers and the related organizational changes. The costs associated with Mr. Moyers' retirement include the present value of his pension, accelerated vesting of a portion of his restricted stock award and certain costs of a non-competition agreement. The remaining $1.9 million was for the disposition costs of railcars and a building and its adjacent land.

16. Selected Quarterly Financial Data - (Unaudited) ($ in millions):

                     First      Second        Third       Fourth
1994                 Quarter    Quarter       Quarter     Quarter(a)

Revenues             $147.5     $145.2        $146.7      $154.5
Operating income       48.6       44.1          43.8        55.9
Net income             26.9       24.7          25.1        36.0

1993

Revenues             $142.7     $132.1        $147.4      $142.5
Operating income       45.9       37.8          45.9        48.0
Income before
 extraordinary
 item and cumulative
 effect of changes in
 accounting principles 24.1       19.9          21.6        26.4
Net income (loss)      24.0       (3.5)         21.6        26.4

1992

Revenues             $138.7     $129.9        $131.4      $147.4
Operating income       42.4       36.3          36.2        35.4
Income before cumulative
 effect of change in
 accounting principle  21.3       17.2          17.7        17.1
Net income             45.0       17.2          17.7        17.1



(a) Includes the special charge recorded in the fourth quarter of 1992, see Note 15.

                     ILLINOIS CENTRAL RAILROAD COMPANY
                             AND SUBSIDIARIES

                               F O R M  10-K


                       FINANCIAL STATEMENT SCHEDULES

                    SUBMITTED IN RESPONSE TO ITEM 14(a)

                     ILLINOIS CENTRAL RAILROAD COMPANY
                             AND SUBSIDIARIES

                                 I N D E X
                                    T O
                       FINANCIAL STATEMENT SCHEDULES
                    SUBMITTED IN RESPONSE TO ITEM 14(a)


Schedules for the three years ended December 31, 1994:

    II-Valuation and qualifying accounts .. . . . .F-23


Pursuant to Rule 5.04 of General Rules of Regulation S-X, all other schedules are omitted because they are not required or because the required information is set forth in the financial statements or related notes thereto.

                  ILLINOIS CENTRAL RAILROAD COMPANY
                        AND SUBSIDIARIES
        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        ($ in millions)


                          Balance At Additions   Payments    Balance
                          Beginning  Charged     And         At End
                          Of Year    To Expense  (Charges)   Of Year
Year Ended December 31, 1994
Classification
Redundancy and guarantee
  reserve                  $43.6       $1.8       $7.2        $38.2
Casualty and other
 reserves                   62.3       16.9       17.5         61.7
Environmental               11.9        4.4        3.0         13.3
Bad debt reserve             3.1        1.9        2.9          2.1
Taxes                        2.2          -        0.4          1.8
Total                     $123.1      $25.0      $31.0       $117.1

Year Ended December 31, 1993

Redundancy and guarantee
 reserve                   $51.6       $1.8       $9.8        $43.6
Casualty and other
 reserves                   67.4       18.8       23.9         62.3
Environmental                9.9        2.9        0.9         11.9
Bad debt reserve             2.6        2.0        1.5          3.1
Taxes                        3.3          -        1.1          2.2
Total                     $134.8      $25.5      $37.2       $123.1


Year Ended December 31, 1992

Redundancy and guarantee
 reserve                   $61.3       $2.1      $11.8        $51.6
Casualty and other
 reserves                   60.4       21.3       14.3         67.4
Environmental               10.1        2.3        2.5          9.9
Bad debt reserve             5.1        1.9        4.4          2.6
Taxes                          -        3.7        0.4          3.3
Total                     $136.9      $31.3      $33.4       $134.8

       ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                    EXHIBIT INDEX

Exhibit                                                      Sequetial
  No.                Descriptions                               No.
   3.1    Articles of Incorporation of Illinois Central
          Railroad Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registration Statement of Illinois Central
          Railroad Company on Form S-1. (SEC File No.
          33-29269))

   3.2 By-Laws of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registration Statement of
          Illinois Central Railroad Company on Form S-
          1. (SEC File No. 33-29269))

   4.1    Form of 14-1/8% Senior Subordinated Debenture
          Indenture dated as of September 15, 1989 (the
          "Senior Subordinated Debenture Indenture") between Illinois Central Railroad Company and
          United States Trust Railroad of New York,
          Trustee (including the form of 14-1/8% Senior
          Subordinated Debenture included as Exhibit A therein). (Incorporated by reference to
          Exhibit 4.1 to the Registration Statement of
          Illinois Central Railroad Company on Form S-
          1, as amended. (SEC File No. 33-29269))

   4.2    Form of Pledge Agreement dated as of
          September 22, 1989, and amended and restated
          as of July 23, 1991, among Illinois Central
          Corporation and the Banks named therein that
          are or may become parties to the Amended and
          Restated Revolving Credit and Term Loan
          Agreement dated as of September 22, 1989, and
          amended and restated as of July 23, 1991,
          among the Illinois Central Railroad Company
          and the Banks named therein and the Senior
          Note Purchasers that are parties to the Note
          Purchase Agreement dated as of July 23, 1991.
          (Incorporated by reference to Exhibit 4.4 to
          the Quarterly Report of Illinois Central
          Corporation on Form 10-Q for the three months
          ended September 30, 1991. (SEC File No. 1-
          10720))

* Used herein to identify management contracts on compensation plans or arrangements as required by Item 14 of Form 10-K.

   4.3    Form of Note Purchase Agreement dated as of
          July 23, 1991, among Illinois Central
          Railroad Company, as issuer, and Illinois
          Central Railroad Company, as guarantor, for
          10.02% Guaranteed Senior Secured Series A
          Notes due 1999 and for 10.4% Guaranteed
          Senior Secured Series B Notes due 2001
          (including the Form of Series A Note and
          Series B Note included as Exhibits A-1 and A-
          2, respectively, therein). (Incorporated by
          reference to Exhibit 4.3 to the Quarterly
          Report of the Illinois Central Railroad
          Company on Form 10-Q for the three months
          ended September 30, 1991.  (SEC File No. 1-
          7092))

  4.4 Form of Commercial Paper Dealer Agreement between Illinois Central Railroad Company and
          Lehman Commercial Paper, Inc. dated as of
          November 19, 1993. (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form
          10-K for the year ended December 31, 1993 for Illinois Central Railroad Company filed March
          16, 1994. (SEC File No. 1-7092))

  4.5 Form of Issuing and Paying Agency Agreement of the Illinois Central Railroad Company related to the Commercial Paper Program between Illinois Central Railroad Company and
          Bank America National Trust Railroad dated as of November 19, 1993, (including Exhibit A the Form of Certificated Commercial Paper
          Note included therein). (Incorporated by reference to Exhibit 4.11 to the Annual
          Report on Form 10-K for the year ended
          December 31, 1993 for Illinois Central
          Railroad Company filed March 16, 1994.  (SEC
          File No. 1-7092))

   4.6    Toronto Dominion Credit Agreement
          (Incorporated by reference to Exhibit 4.1 to
          the Quarterly Report of the Illinois Central
          Railroad Company on Form 10-Q for the three
          months ended March 31, 1994. (SEC File No. 1-
          7092))

  4.7 Form of Receivables Purchase Agreement dated as of March 29, 1994, between Illinois
          Central Railroad Company and Golden Gate
          Funding Corporation.  (Incorporated by
          reference to Exhibit 4.2 to the Quarterly
          Report of the Illinois Central Railroad
          Company on Form 10-Q for the three months ended March 31, 1994. (SEC File No. 1-7092))

 4.8      Form of Note Purchase Agreement dated as of
          May 1, 1993, between Illinois Central
          Railroad Company and The First National Bank of Boston (Incorporated by reference to Exhibit 4.1 to the Registration Statement on
          Form S-3 of Illinois Central Railroad
          Company. (Sec. File No. 33-61410))

 4.9      Form of Second Amended and Restated Revolving
          Credit Agreement dated as of April 2, 1993,
          amended and restated as of October 27, 1993
          and further amended and restated as of
          November 1, 1994, among Illinois Central
          Railroad Company and the Banks named
          therein.                                                      (A)

 4.10     Form of Lease Agreement dated as of July 1,
          1994, between IC Leasing Corporation III and
          Illinois Central Railroad Company.                            (A)

 4.11     Form of Lease Agreement dated as of July 1,
          1994, between IC Leasing Corporation III
          and Waterloo Railway Company.                                 (A)

 4.12     Form of Option Agreement dated as of
          July 1, 1994, between IC Leasing Corporation
          III and Illinois Central Railroad Company.                    (A)

 4.13     Form of Option Agreement dated as of
          July 1, 1994, between IC Leasing Corporation
          III and Illinois Central Railroad Company.                    (A)

 10.1 * Form of supplemental retirement and savings plan. (Incorporated by reference to Exhibit
          10C to the Registration Statement of Illinois
          Central Transportation Co. on Form 10 filed on October 7, 1988, as amended. (SEC File
          No. 1-10085))

 10.2 Form of indemnification agreement dated as of January 29, 1991, between Illinois Central
          Corporation and certain officers and
          directors.  (Incorporated by reference to
          Exhibit 10.9 to the Annual Report on Form 10-
          K for the year ended December 31, 1990, for the Illinois Central Corporation filed on April 1, 1991. (SEC File No. 1-10720))

 10.3     Railroad Locomotive Lease Agreement between
          IC Leasing Corporation I and Illinois Central
          Railroad Company dated as of September 5,
          1991. (Incorporated by reference to Exhibit
          10.9 to the Annual Report on Form 10-K for the year ended December 31, 1991 for the Illinois Central Railroad Company filed March
          12, 1992. (SEC File No. 1-7092))

 10.4     Railroad Locomotive Lease Agreement between
          IC Leasing Corporation II and Illinois
          Central Railroad Company dated as of January
          14, 1993. (Incorporated by reference to
          Exhibit 10.6 to the Annual Report on Form 10-
          K for the year ended December 31, 1992, for the Illinois Central Railroad Company filed
          March 5, 1993.  (SEC File No. 1-7092))

 10.5*    Form of the Illinois Central Railroad Company
          Executive Performance Compensation Program
          (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Illinois Central
          Railroad Company on Form 8-K dated as of July
          29, 1994. (SEC File No. 1-7092))

 10.6*    Form of the Illinois Central Railroad Company
          Supplemental Executive Retirement Plan
          (Incorporated by reference to Exhibit 10.2 to the Report of the Illinois Central Railroad
          Company on Form 8-K dated as of July 29,
          1994. (SEC File No. 1-7092))

 10.7*    Form of the Illinois Central Railroad Company
          Executive Deferred Compensation Plan
          (Incorporated by reference to Exhibit 10.3 to the report of the Illinois Central Railroad
          Company on Form 8-K dated as of July 29,
          1994. (SEC File No. 1-7092))

10.8      Form of Illinois Central Railroad Company
          Performance Compensation Program
          (Incorporated by reference to Exhibit 10.4 to the report of the Illinois Central Railroad
          Company on Form 8-K dated as of July 29,
          1994. (SEC File No. 1-7092))

 21      Subsidiaries of Registrant                  (Included at E-11)