Form 10-Q
period 1995-03-31
ILLINOIS CENTRAL RAILROAD CO
filed 1995-05-09
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended            March 31, 1995

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

           YES   X                               NO

      As of March 31, 1995, 100 common shares were outstanding.

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

                       Three Months Ended March 31, 1995



                                    CONTENTS


Part I - Financial Information:


Item 1.   Financial Statements:



     Consolidated Statements of Income                       3

     Consolidated Balance Sheets                             4

     Consolidated Statements of Cash Flows                   5

     Notes to Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of  Operations     8

Part II - Other Information:


Item 6.   Exhibits and Reports on Form 8-K                  12

Signatures                                                  13


             ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Income
                                ($ in millions)
                                  (Unaudited)



                                          Three Months
                                         Ended March 31,
                                         1995    1994

Revenues                                 $167.5  $147.5

Operating expenses:
  Labor and fringe benefits                46.8    46.9
  Leases and car hire                      16.0    15.8
  Diesel fuel                               8.8     7.8
  Materials and supplies                   10.1    10.3
  Depreciation and amortization             6.8     5.9
  Casualty and insurance, net               4.4     3.7
  Other taxes                               5.1     4.6
  Other                                     8.4     3.9
Operating expenses                        106.4    98.9

Operating income                           61.1    48.6

Other income, net                           0.3     1.0
Interest expense, net                      (6.7)   (6.9)

Income before income taxes                 54.7    42.7
Provision for income taxes                 20.5    15.7

Net income                               $ 34.2  $ 27.0

The following notes are an integral part of the consolidated financial statements.

          ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in millions)
                                  (Unaudited)

   ASSETS                          March 31, 1994     December 31,1994
Current assets:
 Cash and temporary cash investments      $25.3             $12.2
 Receivables, net of allowance for
  doubtful accounts of $1.9 in 1995 and
  $2.1 in 1994                             43.9              43.6
 Materials and supplies, at average cost   17.4              15.7
 Assets held for disposition                8.2               9.1
 Deferred income taxes - current           21.3              21.8
 Other current assets                       4.2               3.1
  Total current assets                    120.3             105.5

Investments                                13.4              13.3

Properties:
 Transportation:
 Road and structures, including land    1,006.4             994.9
 Equipment                                119.1             114.6
 Other, principally land                   40.8              40.8
 Total properties                       1,166.3           1,150.3
 Accumulated depreciation                 (28.2)            (25.9)
 Net properties                         1,138.1           1,124.4

Other assets                               15.5              15.2
Total assets                           $1,287.3          $1,258.4

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Current maturities of long-term debt  $   13.3          $    9.7
 Accounts payable                          54.6              55.6
 Dividends payable                         51.0              60.0
 Income taxes payable                      15.5               0.5
 Casualty and freight claims               24.9              24.9
 Employee compensation and vacations       12.9              16.5
 Taxes other than income taxes             13.7              16.2
 Accrued redundancy reserves                6.5               6.8
 Other accrued expenses                    28.6              31.6
 Total current liabilities                221.0             221.8

Long-term debt                            300.8             297.6
Deferred income taxes                     218.1             213.9
Other liabilities and reserves            133.8             132.7

Contingencies and commitments

Stockholder's equity:
 Common stock authorized, issued and
  outstanding 100 shares, $1 par value        -                 -
 Additional paid-in capital               129.4             129.1
 Retained income                          284.2             263.3
 Total stockholder's equity               413.6             392.4
 Total liabilities and stockholder's
  equity                               $1,287.3          $1,258.4
The following notes are an integral part of the consolidated financial statements.


            ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                            ($ in millions)
                            (Unaudited)



                                        Three Months Ended March 31,
                                                 1995      1994
Cash flows from operating activities :
   Net income                                   $34.2      $26.9
   Reconciliation of net income to net cash
    provided by (used for) operating activities :
   Depreciation and amortization                  6.8        5.9
   Deferred income taxes                          4.7        5.9
   Equity in undistributed earnings of affiliates,
    net of dividends received                    (0.2)      (0.2)
   Net gains on sales of real estate              0.2        0.1
   Cash changes in working capital                0.9       30.2
   Changes in other assets                       (0.4)      (0.4)
   Changes in other liabilities and reserves      2.0       (4.7)
    Net cash provided by (used for) operating
     activities                                  48.2       63.7

Cash flows from investing activities :
   Additions to properties                      (21.1)     (12.5)
   Proceeds from real estate sales                1.3        0.2
   Proceeds from equipment sales                  0.6        0.3
   Proceeds from sales of investments             0.1        0.1
   Other                                         (0.4)       0.2
    Net cash provided by (used for)
     investing activities                       (19.5)     (11.7)

Cash flows from financing activities :
   Proceeds from issuance of debt                   -       48.6
   Principal payments on debt                    (3.2)     (59.7)
   Net proceeds (payments) in commercial paper    10.0     (25.1)
   Dividends paid                                (22.3)    (15.0)
   Purchase of subsidiary's common stock          (0.1)     (0.1)
    Net cash provided by (used for)
      financing activities                       (15.6)    (51.3)
Changes in cash and temporary cash investments     13.1      0.7
Cash and temporary cash investments at
  beginning of period                              12.2      8.1
Cash and temporary cash investments at
  end of period                                 $  25.3  $   8.8

Supplemental disclosure of cash flow information :
 Cash paid during the year for:
  Interest (net of amount capitalized)          $   9. 0 $   9.1
  Income taxes                                  $   0.7  $   3.1
The following notes are an integral part of the consolidated financial statements.


                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

     Except as described below, the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1994 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1994 amounts have been reclassified to conform with the presentation used in the 1995 financial statements.

     Income Per Share

     Income per share has been omitted as the Railroad is a wholly-owned subsidiary of Illinois Central Corporation ("IC").

2.   Sale of Accounts Receivable

     In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts
     receivable up to a maximum of $50 million at any one time.    The
     Railroad services the accounts receivable sold under the
     agreement.   At March 31, 1995, $50 million in accounts
     receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.8 million and $.4 million for the quarters ended March 31, 1995 and 1994, respectively.

3.   Common Stock and Dividends

     Covenants specifically restricting dividend payments by the Railroad were eliminated when the Senior Notes were prepaid (see Note 4). Covenants of the Railroad's New Revolver require specific levels of tangible net worth.In 1994, the Railroad declared a special
     $60 million dividend to IC, which will be paid as requested in 1995 for IC's stock repurchase plan. To date, $9 million has been paid. On April 6, 1995, the Railroad declared and paid a $13.0 million dividend to IC.

4.   Prepayment of Senior Notes

     On May 4, 1995, the Railroad prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies to fund the prepayment were provided by commercial paper, the proceeds of the recently issued $100 million 7.75% 10 year-notes due May 2005 and $40 million from existing lines of credit. The prepayment resulted in an extraordinary charge of $18.4 million, $11.5 million after-tax, which will be recorded in the second quarter of 1995. In connection with the prepayment, the Railroad amended and restated its revolver with its bank lending group (the "New Revolver"). The New Revolver was increased to $250 million and expires in the year 2000.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below takes into account the financial condition and results of operations of the Railroad for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended March 31, 1995 Compared to Three Months Ended March
31, 1994

     Revenues for 1995 increased from the prior year quarter by $20.0 million or 13.6% to $167.5 million. The increase was a result of a 12.8% increase in the number of carloads coupled with an increase of 2.0% in gross freight revenue per carload. For the quarter, the Company experienced carloading increases in intermodal (68.9%), grain and grain mill and food products (35.4%), paper (6.9%) and chemicals (13.8%), offset by decreased coal loads (9.4%).

     Operating expenses for 1995 increased $7.5 million, or 7.6% as compared to 1994. Unfavorable variances in fuel, depreciation, lease and car hire expense were the main cause of the increase. Lease and car hire expense reflects the increase in car hire costs as increased export grain and grain mill traffic resulted in higher costs.
Marketing and other costs associated with the rise in business levels ($1.2 million) and environmental charges ($1.1 million) were primarily responsible for the shift in other operating expense between quarters.

     Operating income for 1995 increased 25.7% ($12.5 million) to $61.1 million from $48.6 million in 1994, primarily as a result of increased revenues cited above.


Liquidity and Capital Resources

Operating Data:
                                    Three Months Ended March 31,
                                          1995         1994
                                          ($ in millions)
Cash flows provided by (used for):
   Operating activities                   $ 48.2       $ 63.7
   Investing activities                    (19.5)       (11.7)
   Financing activities                    (15.6)       (51.3)
     Net change in cash and
       temporary cash investments         $ 13.1       $   .7

     Operating activities in 1995 provided $48.2 million in cash, primarily from net income before depreciation and deferred taxes.

     During 1995, additions to property of $21.1 million included approximately $11.8 million for track and bridge rehabilitation and approximately $7.2 million for equipment upgrades. In February 1995, the Railroad placed a $25.8 million order for 20 new SD70 locomotives to be delivered in the fourth quarter of 1995, to update the locomotive fleet. For the full year 1995, the Railroad continues to expect base capital spending (expenses for track and track structures) to be approximately $65 million, with the locomotive purchases and lease conversions the total capital spending could be approximately $100 million to $110 million. These expenditures are expected to be met from current operations and other available sources.

     In the first quarter of 1994, the Railroad entered into a receivables purchase agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement. At March 31, 1995, $50 million in accounts receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.8 million, and $.4 million for the three month periods ended March 31, 1995 and 1994, respectively.

     Under the Railroad's commercial paper program a total of $100 million can be issued and outstanding. The program is supported by the
revolver with the Railroad's bank lending group (see below).   At March
31, 1995, $25.0 million was outstanding. For the three months then ended the rates ranged from 3.365% to 6.25%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term.

     In connection with the Railroad's prepayment of its $160 million Senior Notes (see below), the Railroad and its bank lending group renegotiated the Railroad's $150 million revolver which had been amended and restated in November 1994. The New Revolver is for $250 million and expires in 2000. Fees and interest rates are predicated on the Railroad's long-term credit ratings. Currently, the annual fee is 17 basis points and borrowings under this agreement are at LIBOR plus
32.5 basis points.   The New Revolver will be used primarily for backup
for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. At March 31, 1995, $25.0 million in commercial paper was outstanding and $2.4 million in letters of credit had been issued thereby reducing the amount available under the New Revolver. No amounts had been drawn under the New Revolver or any prior revolving agreements with its bank lending group.

     On May 4, 1995, the Railroad prepaid its then outstanding $160 million Senior Notes at fair market value plus accrued interest and a prepayment penalty of $16.4 million. The prepayment resulted in an extraordinary charge of $18.4 million ($11.5 million after-tax) to be recorded in the second quarter of 1995. The monies used to fund the prepayment were provided by Commercial Paper, the net proceeds of the recently issued $100 million 7.75% 10-year notes due 2005 (the "New Notes"), and $40 million borrowed from various institutions under uncommitted lines of credit at interest ranging from 6.36% to 6.4% which may be refinanced by the Railroad's new Medium Term Note Program ("MTN"). The New Notes and any MTN's issued are covered by under a $200 million shelf registration filed with the Securities and Exchange Commission on April 12, 1995. The New Notes pay interest semi-annually in May and November and were issued pursuant to an indenture.

     At March 31, 1995, the Railroad's public debt was rated Baa2 by Moody's and BBB by S&P and the Railroad's commercial paper program was rated A2 by S&P, P2 by Moody's and F2 by Fitch.

     The Railroad believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.

     Various borrowings of the Railroad are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at March 31, 1995, and management does not anticipate any difficulty in maintaining such compliance.

     The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 46% of the Railroad's short-term diesel fuel requirements through June 1995 are protected against significant price changes.

     Covenants specifically restricting dividend payments by the Railroad were eliminated when the Senior Notes were prepaid. Covenants of the Railroad's New Revolver require specific levels of tangible net worth. In 1994, the Railroad declared a special $60 million dividend to IC, which will be paid as requested in 1995 for IC's stock repurchase plan. To date, $9 million has been paid. On April 6, 1995, the Railroad declared and paid a $13.0 million dividend to IC.

     The Railroad anticipates that in addition to the $1.4 million paid through March 31, 1995, an additional $5 million will be required in 1995 related to all previously signed labor agreements. These requirements are expected to be met from current operating activities or other available sources. As the Railroad continues to negotiate with its operating unions on a local level, agreements may be reached that could require significant lump sum payments. The Railroad can not determine whether separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

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

     The Railroad is aware of approximately 20 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up. The Railroad has paid approximately $.2 million in 1995 toward the investigation and remediation of those sites, and anticipates annual expenditures of $3.0 million. During the quarter, the Railroad spent an additional $1.4 million remediating environmental spills resulting from derailments and other operating activities. Furthermore, recent amendments to the Clean Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

     For all known sites of environmental contamination where Railroad loss or liability is probable, the Railroad has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Railroad liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Railroad`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At March 31, 1995 the Railroad estimated the probable range of its estimated liability to be $13 million to $48 million and in accordance with SFAS No. 5 had a reserve of $13 million for environmental contingencies. This amount has not been reduced for potential insurance recoveries or third-party contribution where the Railroad is primarily liable.

     The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically the Railroad leased substantial amounts of property to industrial tenants, and the Railroad continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that the Railroad will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures to have a material adverse effect on the Railroad`s financial position, results of operations, cash flow or liquidity.

Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held or used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The statement is effective for fiscal year beginning after December 15, 1995. The Railroad is reviewing this statement to determine its impact, if any. Early adoption is not anticipated.

PART II - OTHER INFORMATION

Item 5. Exhibits and Reports on Form 8-K

     None

                       ILLINOIS CENTRAL RAILROAD COMPANY


                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Railroad has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.





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







Date: May 9, 1995