Form 10-Q
period 1995-06-30
ILLINOIS CENTRAL RAILROAD CO
filed 1995-08-03
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the period ended            June 30, 1995


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

   Registrant's telephone number, including area code:(312)755-7500

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES   X                               NO


           As of June 30, 1995, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CENTRAL
CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(1)(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                   FORM 10-Q

             Three Month and Six Month Periods Ended June 30, 1995



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





                           ILLINOIS CENTRAL RAILROAD
                           COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Income
                             ($ in millions)
                                (Unaudited)


                               Three Months         Six Months
                              Ended June 30,      Ended June 30,
                              1995     1994      1995       1994
    Revenues                $ 156.2  $ 145.2    $ 323.7   $ 292.7

    Operating expenses:
      Labor and fringe
       benefits                47.5     45.0       94.3      91.9
      Leases and car hire      12.4     16.9       28.3      32.8
      Diesel fuel               8.3      7.6       17.1      15.4
      Materials and supplies    8.4      8.5       18.6      18.8
      Depreciation and
       amortization             7.9      6.0       14.7      11.9
      Casualty, insurance
       and losses               1.4      5.9        7.6      10.6
      Other taxes               5.4      4.5       10.5       8.4
      Other                    10.7      7.4       17.3      11.2
    Operating expenses        102.0    101.8      208.4     201.0

    Operating income           54.2     43.4      115.3      91.7

    Other income, net           1.2      1.1        1.5       2.1
    Interest expense, net      (7.7)    (6.0)     (14.4)    (12.9)

    Income before income taxes
     and extraordinary
     item, net                 47.7     38.5      102.4      80.9

    Provision for income
     taxes                     17.9     14.5       38.4      30.3

    Income before extra-
     ordinary item             29.8     24.0       64.0      50.6

    Extraordinary item, net   (11.4)       -      (11.4)        -
    Net income             $   18.4  $  24.0   $   52.6    $ 50.6

    The following notes are an integral part of the consolidated financial statements.

             ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

        ASSETS                June 30, 1995  December 31, 1994
 Current assets:
  Cash and temporary
   cash investments           $    9.1       $      12.2
  Receivables, net of
   allowance for doubtful
   accounts of $2.0 in
   1995 and $2.1 in 1994          44.5              43.6
  Materials and supplies,
   at average cost                17.5              15.7
  Assets held for disposition      8.2               9.1
  Deferred income taxes -
   current                        21.3              21.8
  Other current assets             3.8               3.1
    Total current assets         104.4             105.5

 Investments                      31.4              13.3

 Properties:
  Transportation:
   Road and structures,
    including land             1,019.8             994.9
   Equipment                     136.2             114.6
    Other, principally land       40.8              40.8
       Total properties        1,196.8           1,150.3
    Accumulated depreciation     (30.7)            (25.9)
       Net properties          1,166.1           1,124.4

 Other assets                     15.6              15.2
   Total assets              $ 1,317.5         $ 1,258.4

               LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
  Current maturities of
   long-term debt            $    23.0         $     9.7
  Accounts payable                51.4              55.6
  Dividends payable               45.0              60.0
  Income taxes payable             1.5               0.5
  Casualty and freight claims     24.9              24.9
  Employee compensation and
   vacations                      16.2              16.5
  Taxes other than income
   taxes                          16.2              16.2
  Accrued redundancy reserves      6.1               6.8
  Other accrued expenses          28.8              31.6
   Total current liabilities     213.1             221.8

 Long-term debt                  341.5             297.6
 Deferred income taxes           216.3             213.9
 Other liabilities and
  reserves                       127.7             132.7

 Contingencies and
  commitments
Stockholder's equity:
 Common stock authorized,
  issued and outstanding
 100 shares, $1 par value            -                 -
 Additional paid-in capital      129.2             129.1
 Retained income                 289.7             263.3
  Total stockholder's equity     418.9             392.4
  Total liabilities and
   stockholder's equity     $  1,317.5        $  1,258.4
 The following notes are an integral part of the consolidated financial statements.


                    ILLINOIS CENTRAL RAILROAD COMPANY
                          AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                           ($ in millions)
                              (Unaudited)

                                   Six Months Ended June 30,
                                   1995                 1994
 Cash flows from operating
  activities :
    Net income                   $   52.6            $   51.6
    Reconciliation of net
     income to net cash
     provided by (used for)
     operating activities:
      Extraordinary item, net        11.4                   -
      Depreciation and
       amortization                  14.7                11.8
      Deferred income taxes           9.8                 0.2
      Equity in undistributed
       earnings ofaffiliates,
       net of dividends received     (0.3)               (0.3)
      Net gains on sales of real
       estate                        (0.2)                0.1
      Cash changes in working
       capital                      (11.0)               56.6
      Changes in other assets        (2.5)               (0.8)
      Changes in other liabilities
       and reserves                  (4.0)               (3.2)
      Net cash provided by
       (used for) operating
       activities                    70.5                116.0

 Cash flows from investing activities :
    Additions to properties         (49.1)               (35.4)
    Proceeds from real estate
     sales                            1.5                  0.2
    Proceeds from equipment sales     1.5                  2.8
    Proceeds from sales of
     investments                    (17.8)                 0.2
    Other                            (1.0)                 0.5
Net cash provided by (used for)
 investing activities               (64.9)               (31.7)

 Cash flows from financing activities :
    Proceeds from issuance of debt  200.0                 33.0
    Principal payments on debt     (222.3)               (74.5)
    Net proceeds (payments) in
     commercial paper                55.0                (22.1)
    Dividends paid                  (41.3)               (24.0)
    Purchase of subsidiary's
     common stock                    (0.1)                (1.1)
 Net cash provided by (used for)
  financing activities               (8.7)               (88.7)
 Changes in cash and temporary
  cash investments                   (3.1)                (4.4)
 Cash and temporary cash investments
  at beginning of period             12.2                  8.1
 Cash and temporary cash investments
  at end of period                $   9.1              $   3.7

 Supplemental disclosure of cash flow information :
  Cash paid during the year for:
   Interest (net of amount
    capitalized)                  $  19.5              $  13.5
   Income taxes                   $  27.6              $  24.1
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

2.   Sale of Accounts Receivable

     In 1994, the Railroad entered into a revolving
     agreement to sell undivided percentage interests
     in certain of its accounts receivable, with
     recourse, to a financial institution.  The
     agreement  allows for sales of accounts
     receivable up to a maximum of $50 million at any
     one time.    The Railroad services the accounts
     receivable sold under the agreement.  During June
     1995, the agreement was extended one year and now
     expires in June 1998.   At June 30, 1995, $50
     million in accounts receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $1.8 million and $.9 million for the six month periods ended
     June 30, 1995 and 1994, respectively.

3.   Common Stock and Dividends

     Covenants specifically restricting dividend
     payments by the Railroad were eliminated when the
     Senior Notes were prepaid (see Note 4).
     Covenants of the Railroad's New Revolver require
     specific levels of tangible net worth.  At June
     30, 1995, the Railroad exceeded the requirement
     by $59 million.  On July 5, 1995, the Railroad
     declared and paid a $10.5 million regular
     dividend to IC.  In 1994, the Railroad declared a
     special $60 million dividend to IC, which will be
     paid as requested 1995 for IC's stock repurchase
     plan such amount is excluded from the
     aforementioned covenant calculations.   As of
     July 12, 1995, $20 million has been paid.



4.   Prepayment of Senior Notes

     On May 4, 1995, the Railroad prepaid the holders
     of its $160 million Senior Notes at face value
     plus accrued interest and a prepayment penalty.
     The monies used to fund the prepayment were
     provided by commercial paper, the net proceeds of
     the recently issued $100 million 7.75% 10 year-
     notes due May 2005 and $40 million from existing
     lines of credit.   The prepayment resulted in an
     extraordinary charge of $18.4 million, $11.4 million after-tax. In connection with the prepayment, the Railroad amended and restated its revolver with its bank lending group (the "New
     Revolver").  The New Revolver was increased to
     $250 million and expires  in the year 2000.  The
     $40 million borrowed to help fund the prepayment was replaced with the proceeds of two Medium-
     Term-Notes ("MTN") issued in the second quarter of 1995 totaling $50 million. The MTN's expire as follows: $30 million (coupon 6.83%) in 2000 and $20 million (coupon 6.27%) in 1998. An additional $50 million of MTN's were issued in July 1995. These notes expire in 2007 and have a coupon of 6.98%.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          The discussion below takes into account the financial condition and results of operations of the Railroad for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended June 30, 1995 Compared to Three
Months Ended June 30, 1994

     Revenues for 1995 increased from the prior year quarter by $11.0 million or 7.6% to $156.2 million. The increase was a result of a 5.8% increase in the number of carloads coupled with an increase of 2.5% in gross freight revenue per carload. For the quarter, the Railroad experienced carloading increases in intermodal (47.1%), grain and grain mill and food products (25.3%), paper (7.9%) and chemicals (3.3%), partially offset by decreased coal loads (19.7%).

     Operating expenses for 1995 approximated 1994.
Increases in fuel, labor and depreciation were offset by decreased lease and car hire expense and casualties, insurance and losses. Casualty, insurance and losses benefited in part from a litigation insurance settlement of $2.8 million in the quarter and improved safety performance resulting in lower accruals. Lease and car hire expense on a combined basis reflects an $7.3 million decline in lease expense primarily as a result of the Railroad's shift from leasing to ownership of its fleet partially offset by a $2.8 million increase in car hire costs as increased export grain and grain mill traffic resulted in higher costs. Marketing and other costs associated with the rise in business levels ($.8 million) and miscellaneous equipment and maintenance charges ($1.7 million) were primarily responsible for the shift in other operating expense between quarters.

     Operating income for 1995 increased 24.9% ($10.8 million) to $54.2 million from $43.4 million in 1994, primarily as a result of increased revenues cited above.

     In the second quarter of 1995, the Railroad recorded an extraordinary item of $11.4 million, net of taxes of $7.0 million. The extraordinary item covers costs associated with prepaying the Railroad's $160 million Senior Notes (i.e., premium on repurchase, the write-off of unamortized financing fees and costs associated with calling the Notes).

Six Months Ended June 30, 1995 Compared to Six Months
 Ended June 30, 1994

     Revenues for 1995 increased from the prior year by $31.0 million or 10.6% to $323.7 million. The increase was a result of a 9.3% in the number of carloads coupled with an increase of 2.3% in gross freight revenue per carload. For the six month period, the Railroad experienced carloading increases in intermodal (57.2%), grain and grain mill and food products (30.6%), chemicals (8.5%) and paper (7.4%), partially offset by decreased coal loads (14.5%).

     Operating expenses for 1995 were $7.4 million
(3.7%) higher than 1994. Most of the variance was experienced in the first quarter of the year. For the six months ended June 30, 1995, strong carloadings of export grain and grain mill products contributed to car hire costs exceeding 1994 by $7.8 million. The
Railroad's lease conversion program reduced lease expense by $12.3 million to offset the car hire increase. The conversion program and higher capital expenditures contributed to the increase in depreciation expense for the six months. Casualty, insurance and losses reflects the aforementioned litigation insurance settlement and safety performance.

     Operating income for 1995 increased 25.7% ($23.6 million) to $115.3 million from $91.7 million in 1994, primarily as a result of increased revenue partially offset by increased expenses, as cited above.

Liquidity and Capital Resources

Operating Data:

                                    Six Months Ended June 30,
                                   1995                 1994
                                         ($ in millions)
Cash flows provided by (used for):
   Operating activities            $   70.5         $116.0
   Investing activities               (64.9)         (31.7)
   Financing activities                (8.7)         (88.7)
     Net change in cash and
       temporary cash investments  $   (3.1)       $  (4.4)

     Operating activities in 1995 provided $70.5 million in cash, primarily from net income before depreciation, deferred taxes and extraordinary item.

     During 1995, additions to property of  $49.1
million included approximately $21.8 million for track and bridge rehabilitation and approximately $19.3 million for equipment upgrades. In February 1995, the Railroad placed a $25.8 million order for 20 new SD70 locomotives to be delivered in the fourth quarter of 1995, to update the locomotive fleet. For the full year
1995, the Railroad continues to expect base capital spending (expenses for track and track structures) to be approximately $65 million, with the locomotive purchases and lease conversions the total capital spending could be approximately $100 million to $110 million. These expenditures are expected to be met from current operations and other available sources.

     In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement. During June 1995, the agreement was extended one year and now expires in June 1998. At June 30, 1995, $50 million in accounts receivable had been sold pursuant to the agreement. The
Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $1.8 million, and $.9 million for the six month periods ended June 30, 1995 and 1994, respectively.

     Under the Railroad's expanded commercial paper
program a total of $150 million can be issued and
outstanding.  The program is supported by the revolver
with the Railroad's bank lending group (see below).   At
June 30, 1995, $70.0 million was outstanding. For the six months then ended the rates ranged from 6.07% to 6.60%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures.
Therefore, commercial paper borrowings are classified as long-term.

     In connection with the Railroad's prepayment of
its $160 million Senior Notes (see below), the Railroad
and its bank lending group renegotiated the Railroad's
$150 million revolver which had been amended and
restated in November 1994.  The New Revolver is for $250
million and expires in 2000.  Fees and interest rates
are predicated on the Railroad's long-term credit
ratings.  Currently, the annual fee is 17 basis points
and borrowings under this agreement are at LIBOR plus
32.5 basis points.   The New Revolver will be used
primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes.
The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. At June 30, 1995, $70.0 million in commercial paper was outstanding and $1.4 million in letters of credit had been issued thereby reducing the amount available under the New Revolver. No amounts had been drawn under the New Revolver or any prior revolving agreements with its bank lending group.

     On May 4, 1995, the Railroad prepaid its then outstanding $160 million Senior Notes at fair market value plus accrued interest and a prepayment penalty of $16.4 million. The prepayment resulted in an extraordinary charge of $18.4 million ( $11.4 million after-tax or $.27 per share) recorded in the second quarter of 1995. The monies used to fund the prepayment were provided by Commercial Paper, the net proceeds of the recently issued $100 million 7.75% 10-year notes due
2005 (the "New Notes") and $40 million borrowed from various institutions under uncommitted lines of credit at interest ranging from 6.36% to 6.4%. The $40 million was replaced with the proceeds from the Railroad's
Medium-Term-Note ("MTN") program. Two issuances of MTN's totaling $50 million were made in the quarter.
The two issues of MTN's expire as follows: $30 million
(coupon 6.83%) in 2000 and $20 million (coupon 6.27%) in
1998. An additional $50 million of the MTN's were issued in July 1995. These notes expire in 2007 and have a coupon of 6.98%.The New Notes and the MTN's are covered by a $200 million shelf registration filed with the Securities and Exchange Commission on April 12,
1995. As of July 7, 1995, the entire $200 million had been used . The New Notes pay interest semi-annually in May and November and were issued pursuant to an indenture. The MTN's pay interest semi-annually in January and July.

     At June 30, 1995, the Railroad's public debt was rated Baa2 by Moody's and BBB by S&P and the Railroad's commercial paper program was rated A2 by S&P, P2 by Moody's and F2 by Fitch.

     The Railroad believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.

     Various borrowings of the Railroad are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at June 30, 1995, and management does not anticipate any difficulty in maintaining such compliance.

     The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. On July 1, 1995 new agreements covering
60% of the Railroad's short term diesel fuel requirements through June 1996 were entered into protecting against significant price changes.

     Covenants specifically restricting dividend payments by the Railroad were eliminated when the Senior Notes were prepaid. Covenants of the Railroad's
New Revolver require specific levels of tangible net worth. At June 30, 1995 the Railroad exceeded the requirement by $59 million. On July 5, 1995, the
Railroad declared and paid a $10.5 million regular dividend to IC. In 1994, the Railroad declared a special $60 million dividend to IC, which will be paid as requested in 1995 for IC's stock repurchase plan such amount is excluded from the aforementioned covenant calculation. As of July 12, 1995, $20 million has been paid.

     The Railroad anticipates that in addition to the $2.7 million paid through June 30, 1995, an additional
$3.0 million will be required in 1995 related to all previously signed labor agreements. These requirements are expected to be met from current operating activities or other available sources. At June 30, 1995, eight of the eleven unions representing 42% of the Railroad's represented workforce have reached agreements covering wages and work rules through 1999. Each agreement provides for salary increases of 3% - 4% in each year.
As the Railroad continues to negotiate with its three operating unions on a local level, agreements may be reached that could require significant lump sum payments. The Railroad can not determine whether separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

Environmental Liabilities

     The Railroad's operations are subject to comprehensive environmental regulation by federal, state and local authorities. Compliance with such regulation requires the Railroad to modify its operations and expend substantial manpower and financial resources.

     Under the federal Comprehensive Environmental
Response, Compensation and Liability Act of 1980
("Superfund"), and similar state and federal laws, the Railroad is potentially liable for the cost of clean-up of various contaminated sites. The Railroad has been notified that it is a potentially responsible party at sites ranging from those with hundreds of potentially responsible parties to sites at which the Railroad is primarily responsible. The Railroad generally participates in the clean-up at sites where other substantial parties share responsibility through cost-sharing arrangements, but under Superfund and other similar laws the Company can be held jointly and severally liable for all environmental costs associated with such sites.

     The Railroad is aware of approximately 20 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up. The Company has paid approximately $1.6 million in 1995 toward the investigation and remediation of those sites, and anticipates annual expenditures of $3.0 million. During the quarter, the Company spent an additional $1.4 million remediating environmental spills resulting from derailments and other operating activities. Furthermore, recent amendments to the Clean
Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

     For all known sites of environmental contamination where Railroad loss or liability is probable, the Railroad has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Railroad liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Railroad`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At June
30, 1995, the Railroad estimated the probable range of its estimated liability to be $14 million to $50 million and in accordance with SFAS No. 5 had a reserve of $14 million for environmental contingencies. This amount has not been reduced for potential insurance recoveries or third-party contribution where the Railroad is primarily liable.

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

     (a) Exhibits:
          See Exhibit Index on Page 16.

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





                        ILLINOIS CENTRAL RAILROAD COMPANY




                                   Dale W. Phillips
                                   Vice President &
                                   Chief Financial Officer







                                   John V. Mulvaney
                                   Controller










Date: August 3, 1995

                     ILLINOIS CENTRAL RAILROAD COMPANY
                             AND SUBSIDIARIES

                               EXHIBIT INDEX



Exhibit                                           Sequential
 No.              Description                      Page No.


  4.1    Third Amended and Restated Revolving
         Credit Agreement between Illinois
         Central Railroad Company and the banks
         named therein dated as of April 2,
         1993, amended and restated as of
         October 27, 1993, further amended and
         restated as of November 1, 1994 and
         further amended and restated as of
         April 28, 1995.