Form 10-Q
period 1995-09-30
ILLINOIS CENTRAL RAILROAD CO
filed 1995-11-03
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     Form 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the period ended            September 30, 1995


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


         YES   X                               NO

  As of September 30, 1995, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CENTRAL
CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(1)(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                         ILLINOIS CENTRAL RAILROAD COMPANY
                                 AND SUBSIDIARIES
                                    FORM 10-Q

            Three Month and Nine Month Periods Ended September 30, 1995



                                                            CONTENTS


Part I - Financial Information:


Item 1. Financial Statements:

Consolidated Statements of Income                               3

Consolidated Balance Sheets                                     4

Consolidated Statements of Cash Flows                           5

Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of  Operations        8



Part II - Other Information:

Item 6.   Exhibits and Reports on Form 8-K                     14

Signatures                                                     15




                ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                         Consolidated Statements of Income
                        ($ in millions, except share date)
                                    (Unaudited)

                              Three Months             Nine Months
                           Ended September 30,      Ended September 30,
                              1995        1994         1995       1994
    Revenues              $  161.0   $   146.7     $  484.7   $  439.4

    Operating expenses:
      Labor and fringe
       benefits               49.9        46.0        144.2      137.9
      Leases and car hire     18.7        15.9         47.0       48.7
      Diesel fuel              8.2         7.7         25.3       23.1
      Materials and supplies   8.8         9.2         27.4       28.0
      Depreciation and
       amortization            7.1         6.2         21.8       18.1
      Casualty, insurance
       and losses              3.5         6.1         11.1       16.7
      Other taxes              3.0         4.5         13.5       12.9
      Other                   10.4         7.2         27.7       18.4
    Operating expenses       109.6       102.8        318.0      303.8

    Operating income          51.4        43.9        166.7      135.6

    Other income, net          0.7         2.2          2.2        4.3
    Interest expense, net     (6.0)       (6.2)       (20.4)     (19.1)

    Income before income
     taxes and extraordinary
      item, net               46.1        39.9        148.5      120.8

    Provision for income
     taxes                    17.3        14.7         55.7       45.0

    Income before
     extraordinary item       28.8        25.2         92.8       75.8

    Extraordinary item, net      -           -        (11.4)         -
    Net income            $   28.8   $    25.2     $   81.4  $    75.8


    The following notes are an integral part of the consolidated financial statements.

                ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                  ($ in millions)
                                    (Unaudited)

                               September 30, 1995     December 31, 1994

  ASSETS
Current assets:
 Cash and temporary cash
  investments                   $     9.2               $    12.2
 Receivables, net of allowance
  for doubtful accounts of $1.9
  in 1995 and $2.1 in 1994           58.0                    43.6
 Materials and supplies, at
  average cost                       17.0                    15.7
 Assets held for disposition          8.2                     9.1
 Deferred income taxes - current     22.3                    21.8
 Other current assets                 3.7                     3.1
  Total current assets              118.4                   105.5

Investments                          31.4                    13.3

Properties:
 Transportation:
  Road and structures, including
   land                           1,033.0                   994.9
  Equipment                         139.6                   114.6
 Other, principally land             40.6                    40.8
  Total properties                1,213.2                 1,150.3
 Accumulated depreciation           (31.3)                  (25.9)
  Net properties                  1,181.9                 1,124.4

Other assets                         15.4                    15.2
  Total assets                  $ 1,347.1               $ 1,258.4

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Current maturities of long-
  term debt                     $    15.0               $     9.7
 Accounts payable                    64.7                    55.6
 Dividends payable                   25.0                    60.0
 Income taxes payable                 4.3                     0.5
 Casualty and freight claims         24.9                    24.9
 Employee compensation and
  vacations                          13.9                    16.5
 Taxes other than income taxes       13.2                    16.2
 Accrued redundancy reserves          6.1                     6.8
 Other accrued expenses              39.0                    31.6
  Total current liabilities         206.1                   221.8

Long-term debt                      347.6                   297.6
Deferred income taxes               232.0                   213.9
Other liabilities and reserves      124.0                   132.7

Contingencies and commitments
Stockholder's equity:
 Common stock authorized, issued and
  outstanding 100 shares, $1 par
  value                                 -                       -
 Additional paid - in capital       129.4                   129.1
 Retained income                    308.0                   263.3
  Total stockholder's equity        437.4                   392.4
  Total liabilities and
   stockholder's equity         $ 1,347.1               $ 1,258.4
The following notes are an integral part of the consolidated financial statements.

                ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  ($ in millions)
                                    (Unaudited)

                                      Nine Months Ended September 30
                                          1995           1994

Cash flows from operating activities:
 Net income                              $  81.4        $  76.7
 Reconciliation of net income to
  net cash provided by (used for)
  operating activities:
   Extraordinary item, net                  11.4              -
   Depreciation and amortization            21.8           18.1
   Deferred income taxes                    24.5            3.4
   Equity in undistributed earnings
    of affiliates,net of dividends
    received                                (0.5)          (0.4)
   Net gains on sales of real estate        (0.3)          (2.0)
   Cash changes in working capital          (2.8)          51.5
   Changes in other assets                  (2.5)          (0.8)
   Changes in other liabilities and
    reserves                                (7.3)          (4.6)
    Net cash provided by
     operating activities                  125.7          141.9

Cash flows from investing activities:
 Additions to properties:                  (71.7)         (61.9)
 Proceeds from sales of line segment
   and real estate                           2.1            3.6
 Proceeds from equipment sales               2.2            3.9
 Proceeds from sales of investments           .6            0.3
 Loan to affiliate                         (18.2)             -
 Other                                      (2.4)          (1.5)
   Net cash (used for)
    investing activities                   (87.4)         (55.6)

Cash flows from financing activities:
 Proceeds from issuance of debt            250.0          210.6
 Payments on debt                         (234.4)        (253.5)
 Net proceeds (payments) in commercial
 paper                                      15.0              -
 Dividends paid                            (71.8)         (33.2)
 Purchase of subsidiary's common stock      (0.1)          (2.5)
  Net cash (used for)
   financing activities                    (41.3)         (78.6)
Changes in cash and temporary cash
 investments                                (3.0)           7.7
Cash and temporary cash investments at
  beginning of period                       12.2            8.1
Cash and temporary cash investments at
 end of period                           $   9.2        $  15.8

Supplemental disclosure of cash flor information :
 Cash paid during the year for:
  Interest (net of amount capitalized)   $  20.3        $  21.7
  Income taxes                           $  28.7        $  37.5
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

        Income Per Share

   Income per share data has been omitted as the Railroad is a wholly-owned subsidiary of the Illinois Central Corporation
   ("IC").

2. Sale of Accounts Receivable

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a
   maximum of $50 million at any one time.    The Railroad services
   the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. During June 1995, the agreement was extended one year and now
   expires in June 1998.   At September 30, 1995, the maximum had
   been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $2.3 million and $1.5 million for the nine month periods ended September 30, 1995 and 1994, respectively.

3. Common Stock and Dividends

   Covenants specifically restricting dividend payments by the Railroad were eliminated when the Senior Notes were prepaid (see
   Note 4). Covenants of the Railroad's New Revolver require specific levels of tangible net worth. At September 30, 1995, the Railroad exceeded the requirement by $63 million. On October 3, 1995, the Railroad declared and paid a $10.9 million regular dividend to IC. In 1994, the Railroad declared a special $60 million dividend to IC, which will be paid as requested in 1995 for IC's stock repurchase plan, such amount is excluded from the aforementioned covenant calculations. As of October 3, 1995, $36.1 million has been paid.

4. Prepayment of Senior Notes

   On May 4, 1995, the Railroad prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the recently issued $100 million 7.75% 10 year-notes due May 2005 and $40
   million from existing lines of credit.   The prepayment resulted
   in an extraordinary charge of $18.4 million, $11.4 million after-tax ($.27 per share). In connection with the prepayment, the Railroad amended and restated its revolver with its bank lending group (the "New Revolver"). The New Revolver was increased to $250 million and expires in the year 2000. The $40 million borrowed to help fund the prepayment was replaced with the
   proceeds of Medium-Term Notes ("MTN").   The MTN's expire as
   follows: $30 million (coupon 6.83%) in 2000, $20 million (coupon 6.27%) in 1998 and $50 million (coupon 6.98%) in 2007.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion below takes into account the financial condition and results of operations of the Railroad for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended September 1994

   Revenues for 1995 increased from the prior year quarter by $14.3 million or 9.7% to $161.0 million. The increase was a result of a 4.3% increase in the number of carloads coupled with an increase of 4.5% in gross freight revenue per carload. For the quarter, the Railroad experienced carloading increases in intermodal (17.9%), grain and grain mill and food products (12.0%), paper (9.1%) and chemicals (3.9%), partially offset by decreased coal loads (9.4%).

   Operating expenses for 1995 were $6.8 million (6.6%) higher than
1994.    Increases in fuel, labor,  leases and  car hire and
depreciation were offset by decreased casualty, insurance and losses and other tax expense. Casualty, insurance and losses benefited from improved safety performance resulting in lower accruals. Temporary traffic congestion experienced in July and August and the high movements of export grain and grain mill products had a negative impact on labor costs and car hire expense. Leases and car hire expense on a combined basis reflects the $6.2 million increase in car hire costs incurred in the quarter which was partially offset by a $3.4 million decline in lease expense primarily as a result of the Railroad's shift from leasing to ownership of its fleet. Marketing and other costs associated with the rise in business levels ($.6 million) and miscellaneous quipment and maintenance charges ($1.1 million) were primarily responsible for the shift in Other operating expense between quarters.

   Operating income for 1995 increased 17.1% ($7.5 million) to $51.4 million from $43.9 million in 1994, primarily as a result of increased revenues offset by increased expenses cited above.


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

   Revenues for 1995 increased from the prior year by $45.3 million or 10.3% to $484.7 million. The increase was a result of a 7.6% increase in the number of carloads coupled with an increase of 3.0% in gross freight revenue per carload. For the nine month period, the Railroad experienced carloading increases in intermodal (41.4%), grain and grain mill and food products (24.1%), chemicals (6.9%) and paper (8.0%), partially offset by decreased coal loads (13.0%).

   Operating expenses for 1995 were $14.2 million (4.7%) higher than 1994. For the nine months ended September 30, 1995, strong carloadings of export grain and grain mill products contributed to car hire costs exceeding 1994 by $15.7 million. The Railroad's lease conversion program reduced lease expense by $12.3 million to offset the car hire increase. The conversion program and higher capital expenditures contributed to the increase in depreciation expense for the nine months. Casualty, insurance and losses reflects the benefits of a litigation insurance settlement of $2.8 million and safety performance.

   Operating income for 1995 increased 22.9% ($31.1 million) to $166.7 million from $135.6 million in 1994, primarily as a result of increased revenue partially offset by increased expenses, as cited above.

   In the second quarter of 1995, the Railroad recorded an extraordinary item of $11.4 million, net of $7.0 million for taxes.
The extraordinary item covers costs associated with prepaying the Railroad's $160 million Senior Notes (i.e., premium on repurchase, the write-off of unamoritized financing fees and costs associated with calling the Notes).

Liquidity and Capital Resources

Operating Data:
                                   Nine Months Ended September 30,
                                           1995               1994
                                               ($ in millions)
Cash flows provided by (used for):
   Operating activities                    $  125.7       $  141.9
   Investing activities                       (87.4)         (55.6)
   Financing activities                       (41.3)         (78.6)
     Net change in cash and
       temporary cash investments          $   (3.0)      $    7.7

   Operating activities in 1995 provided $125.7 million in cash, primarily from net income before depreciation, deferred taxes and extraordinary item.

   During 1995, additions to property of $71.7 million included approximately $34.9 million for track and bridge rehabilitation and approximately $24.1 million for equipment upgrades. In February 1995, the Railroad placed a $25.8 million order for 20 new SD70 locomotives to be delivered in the fourth quarter of 1995, to update the locomotive fleet. For the full year 1995, the Railroad expects capital spending including locomotive purchases and lease conversions will be approximately $125 million. These expenditures are expected to be met from current operations and other available sources.

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. During June 1995, the agreement was extended one year and now expires in June 1998. At September 30, 1995, the maximum had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $2.3 million, and $1.5 million for the nine month periods ended September 30, 1995 and 1994, respectively.

   Under the Railroad's expanded commercial paper program a total of $150 million can be issued and outstanding. The program is supported by the revolver with the Railroad's bank lending group (see below). At September 30, 1995, $30.0 million was outstanding. For the nine months then ended the rates ranged from 5.90% to 6.60%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term.

   In connection with the Railroad's prepayment of its $160 million Senior Notes (see below), the Railroad and its bank lending group renegotiated the Railroad's $150 million revolver which had been amended and restated in November 1994. The New Revolver is for $250 million and expires in 2000. Fees and interest rates are predicated on the Railroad's long-term credit ratings. Currently, the annual fee is 17 basis points and borrowings under this agreement are at LIBOR plus
32.5 basis points.   The New Revolver will be used primarily for backup
for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. At September 30, 1995, $30.0 million in commercial paper was outstanding and $.9 million in letters of credit had been issued thereby reducing the amount available under the New Revolver. No amounts had been drawn under the New Revolver or any prior revolving agreements with its bank lending group.

   On May 4, 1995, the Railroad prepaid its then outstanding $160 million Senior Notes at fair market value plus accrued interest and a prepayment penalty of $16.4 million. The prepayment resulted in an extraordinary charge of $18.4 million ( $11.4 million after-tax or $.27 per share) recorded in the second quarter of 1995. The prepayment was funded by Commercial Paper, the net proceeds of the recently issued $100 million 7.75% 10-year notes due 2005 (the "New Notes") and $40 million borrowed from various institutions under uncommitted lines of credit at interest ranging from 6.36% to 6.4%. The $40 million was replaced with the proceeds from the Railroad's Medium-Term Note ("MTN") program.
The MTN's expire as follows: $30 million (coupon 6.83%) in 2000, $20 million (coupon 6.27%) in 1998 and $50 million (coupon 6.98%) in 2007. The New Notes pay interest semi-annually in May and November and were issued pursuant to an indenture. The MTN's pay interest semi-annually in January and July.

   At September 30, 1995, the Railroad's public debt was rated Baa2 by Moody's and BBB by S&P and the Railroad's commercial paper program was rated A2 by S&P, P2 by Moody's and F2 by Fitch.

   The Railroad believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.

   Various borrowings of the Railroad's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at September 30, 1995, and management does not anticipate any difficulty in maintaining such compliance.

   The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. At September 30, 1995, agreements covering 60% of the Railroad's short term diesel fuel requirements through June 1996 to protect against significant price changes.

   The Railroad anticipates that in addition to the $3.8 million paid through September 30, 1995, an additional $1.5 million will be required in 1995 related to all previously signed labor agreements. These requirements are expected to be met from current operating activities or other available sources. At September 30, 1995, eight of the eleven unions representing 42% of the Railroad's represented workforce have reached agreements covering wages and work rules through 1999. Each agreement provides for salary increases of 3% - 4% in each year. As the Railroad continues to negotiate with its three operating unions on a local level, agreements may be reached that could require significant lump sum payments. The Railroad can not determine whether separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

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

   The Railroad is aware of approximately 25 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up. The Railroad anticipates annual costs covering the investigation and remediation of those sites to be approximately $3 million. Additionally, remediation of environmental spills resulting from derailments and day-to-day operations are expensed currently. For the nine months ended September 31, 1995, a total of $4.3 million has been paid for all environmental sites or situations. Furthermore, recent amendments to the Clean Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

   For all known sites of environmental contamination where Railroad loss or liability is probable, the Railroad has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Railroad liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Railroad`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At September 30, 1995, the Railroad estimated the probable range of its estimated liability to be $13 million to $50 million and in accordance with SFAS No. 5 had a reserve of $13 million for environmental contingencies. This amount has not been reduced for potential insurance recoveries or third-party contribution where the Railroad is primarily liable.

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

     In October 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards N0. 123 - Accounting for Stock - Based Compensation" (SFAS 123). SFSA 123 requires that an employer's financial statements include certain disclosures about stock - based compensation arrangements. The requierd disclosures are effective for financial statements for fiscal years beginning after December 15, 1995. Disclosures for fiscal years beginning after December 15, 1994 will also be requierd if such year is presented with a later fiscal year. Early adoption of SFAS 123 is not anticipated.

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




Date: November 2, 1995