Form 10-K
period 1995-12-31
ILLINOIS CENTRAL RAILROAD CO
filed 1996-03-12
CIK 49792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1995

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

                                      Name of each exchange on
Title of each class so registered:    each class is registered:
Illinois Central Railroad Company     New York Stock Exchange
6-3/4% Notes, due May 15, 2003

Gulf, Mobile and Ohio Railroad        New York Stock Exchange
Company, 5% Income Debentures,
Series A, due December 1, 2056

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


     As of March 11, 1996, there were 100 shares of the registrant's common stock outstanding.

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

                           Year Ended December 31, 1995

                                       INDEX

PART I                                                   10-K Page

Item 1.  Business                                           3
Item 2.  Properties                                        10
Item 3.  Legal Proceedings                                 13
Item 4.  Submission of Matters to a Vote of Security
           Holders (A)                                     14

PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Stockholder Matters                      15
Item 6.  Selected Financial Data. (A)                      15
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations              16
Item 8.  Financial Statements and Supplementary Data       23
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure           23

PART III

Item 10. Directors and Executive Officers of the
          Registrant (A)                                   24
Item 11. Executive Compensation (A)                        24
Item 12. Security Ownership of Certain Beneficial Owners
          and Management (A)                               24
Item 13. Certain Relationships and Related
          Transactions (A)                                 24

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                      25

SIGNATURES                                                 26

(A) Omitted or amended as the registrant is a wholly-owned subsidiary of Illinois Central Corporation and meets the conditions set forth in General Instruction J(1)(a) and
     (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

                                 PART I

Item 1.  Business

Background

     Illinois Central Railroad Company (the "Railroad"), traces its origin to 1851, when the Railroad was incorporated as the nation's first land grant railroad. Today, the Railroad operates 2,700 miles of main line track between Chicago and the Gulf of Mexico, primarily carrying chemicals, coal and paper north, with coal, grain and milled grain products moving south along its lines. The Railroad is a wholly-owned subsidiary and the principal asset of Illinois Central Corporation ("IC").

     The principal executive office of the Railroad is located at 455 North Cityfront Plaza Drive, Chicago, Illinois 60611-5504 and its telephone number is (312) 755-7500.

The 1992 Four-Year Growth Plan and Plan2000

     In the fall of 1992, IC announced a four-year growth plan designed to increase revenues $100 million to $647 million, reduce the operating ratio four percentage points to 66.9% and reduce interest expense $10 million to $33 million. By December 31, 1994, the Railroad had achieved the operating ratio and interest expense reduction goals. Therefore, in the spring of 1995, IC developed and announced Plan2000. This new plan is designed to build on the success of the 1992 plan and position the
Railroad for the next century.   Plan2000 calls for (i) revenue to grow
from the 1994 base of $594 million to $800 million by the end of 1999 and
(ii) the continued reduction of the operating ratio to below 60%.

     As of December 31, 1995, following revenue increases of 3.1%, 5.2% and 8.4% in 1993, 1994 and 1995, respectively, revenue was 17.6% higher than 1992 and only $3 million below the original four year $100 million target. The 1995 revenue of $644 million is slightly ahead of the 1995 target specified in Plan2000. Contributing to the revenue growth since 1992 were gains in intermodal (57.7%), grain and grain mill (22.9%), and chemicals (14.4%), partially offset by a decline in coal (.6%).

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Development."

Commodities and Customers

     The Railroad's customers are engaged in a wide variety of businesses and ship a number of different products that can be classified into commodity groups: chemicals, coal, grain, paper, grain mill and food products and other commodities. In 1995, two customers each accounted for approximately 6% of revenues (no other customer exceeded 5%) and the ten largest customers accounted for approximately 35% of revenues.

     In 1995, approximately 71% of the Railroad's freight traffic originated on its own lines, of which approximately 22% was forwarded to other carriers. Approximately 16% of the Railroad's freight traffic was received from other carriers for final delivery by the Railroad, and the balance of approximately 13% represented bridge or through traffic.

     In order to address more effectively the diversity of the Railroad's customer base, the Railroad's marketing department was re-organized in late 1995 into two major groups - Bulk and Consumer Products. The Bulk group is responsible for coal, chemicals and grain products. The Consumer group covers forest products, intermodal and metals. The formation of separate units enables a fully integrated sales and marketing effort. Specialization allows employees to anticipate and respond to customer needs more quickly, and to establish business relationships with new shippers. These new units work with current and prospective customers to develop customized shipping solutions. Management believes that this commitment to improved customer service will enhance relations with shippers.

     The respective percentage contributions by principal commodity group to the Railroad's freight revenues and revenue ton miles during the past five years are set forth below:

           Contributions to Total Freight Revenues by Commodity Group
 Commodity
 Group            1995    1994         1993     1992      1991
Chemicals         25.3%   24.8%        25.0%    24.3%    24.5%
Coal              14.0    15.2         12.8     15.3     15.0
Grain             14.4    10.2         14.0     12.2     11.7
Paper             12.9    12.2         12.4     12.1     11.2
Grain mill &
 food products     9.1     8.5          9.8      8.8      8.7
Intermodal         7.9     6.6          5.4      5.4      5.2
All other         16.4    22.5         20.6     21.9     23.7
Total            100.0%  100.0%       100.0%   100.0%   100.0%

         Contribution to Revenue Ton Miles by Commodity Group
 Commodity
   Group           1995      1994       1993      1992       1991
Chemicals         14.6%     15.8%      15.9%     15.1%      16.0%
Coal              20.8      24.0       15.1      18.2       17.0
Grain             26.8      20.0       27.9      27.3       27.7
Paper              9.0       9.8        9.6       9.0        8.4
Grain mill &
 food products     9.8       9.3        9.9       9.0        8.3
Intermodal         5.5       5.5        3.7       3.1        2.9
All other         13.5      15.6       17.9      18.3       19.7
Total            100.0%    100.0%     100.0%    100.0%     100.0%


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

Intermodal       A wide variety of products shipped either in
                 containers or trailers on specially designed cars.

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

Operating Statistics

     Set forth below is certain information relating to the Railroad's freight traffic during the past five years:

                          1995     1994     1993     1992       1991

Carloads
 (in thousands)            957      915     848      852        866
Freight train miles
  (in thousands)(1)      7,758    7,179   5,659    5,149      5,445
Revenue ton miles of
 freight traffic
 (in millions)(2)       24,635   21,160  20,334   18,734     19,357
Revenue tons per
 carload                  74.7     76.3    79.1     76.6       79.0
Average length of
 haul (in miles)           328      286     293      284        286
Gross freight revenue
 per ton mile (3)       $ .025  $  .027 $  .027  $  .029     $ .028
Net freight ton miles
 per average route
 mile (in millions)        9.3      7.9     7.5      6.8        7.0
Gallons per ton
 mile (4)               .00234   .00248  .00251   .00269     .00276
Active locomotives         333      328     322      331        361
Track resurfacing
 (miles)                 1,360    1,397   1,293    1,465        940
Percent resurfaced        32.2%    33.0%   29.8%    32.0%      19.6%
Ties laid in
 replacement
 (including switch
  ties)                408,760   346,994 323,764 296,536    255,283
Slow order miles        209.76    275.79  152.32  135.42     194.62


  1 Freight train miles equals the total number of miles traveled by the Railroad's trains in the movement of freight.
  2 Revenue ton miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
  3 Revenue per ton mile equals net freight revenue divided by revenue ton miles of freight traffic.
  4 Gallons per ton mile equals the amount of fuel required to move one ton of freight one mile.

     The following tables summarize operating expense-to-revenue ratios of the Railroad for each of the past five years, excluding the effect of the $8.9 million pretax special charge in 1992. The first table analyzes the various components of operating expenses based on the line items appearing on the income statements, whereas the second table is based on Surface Transportation Board ("STB") functional groupings.

Ratio              1995       1994       1993     1992       1991

Operating(1)       65.5%      67.6%     68.6%     70.9%     73.6%
Labor and fringe
 benefits          30.3       31.0      31.2      32.0      32.4
Leases and car
 hire               9.1       10.0      12.5      13.0      13.8
Diesel fuel         5.2        5.3       5.4       5.5       6.0
Materials and
 supplies           5.4        6.0       6.2       5.8       5.5
Depreciation and
 amortization       4.8        4.2       4.0       4.3       3.7
Casualty,
 insurance and
 losses             2.7        4.0       3.8       4.8       7.2
Other taxes         2.8        3.0       2.9       2.3       1.9
Other               5.2        4.1       2.6       3.2       3.1


                 1995       1994      1993       1992       1991

Operating(1)     65.5%     67.6%     68.6%      70.9%     73.6%
Transporta-
 tion (2)        28.0      28.9      29.6       31.6      34.8
Maintenance of
 way(3)           7.8       7.7       7.2        7.1       6.4
Maintenance of
 equipment(4)    20.3      20.6      21.3       22.9      23.9


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

Employees; Labor Relations

     Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Employer contribution rates under the Railroad Retirement System are currently more than double those in other industries and may rise further because of the increasing proportion of retired employees receiving benefits relative to the shrinking number of working employees.

     Labor relations in the railroad industry is subject to extensive governmental regulation under the Railway Labor Act. Railroad employees are also covered by the Federal Employer's Liability Act ("FELA") rather than by state no-fault workmen's compensation systems. FELA is a fault-based system, with compensation for injuries determined by individual negotiation or litigation.

     Approximately 90% of all Railroad employees are represented by a union. Prior to 1994, the Railroad had been a party to several national collective bargaining agreements which, until 1994, established the wages and benefits of its union workers. These agreements became subject to renegotiation beginning November 1, 1994, when bargaining notices were filed; however, cost of living allowance provisions and other terms in each agreement continue until new agreements are reached. Beginning in late 1994, the Railroad began negotiating separate distinct agreements with each of its eleven unions on a local basis. To date, eight unions, representing 42% of the Railroad's represented workforce, have ratified agreements which cover wages and work rule issues through 1999. During the term of these agreements wages will rise approximately 3%-4% per year on average. In reaching these agreements, approximately $1.2 million was paid in signing bonuses. It is too early to determine if separate agreements will be reached with the other crafts, although on November 10, 1995, a tentative agreement was reached with the United Transportation Union ("UTU"), subject to membership ratification. This agreement represented a significant change in the basis of paying operating employees, with an hourly wage system replacing a mileage-based system.
On February 28, 1996, the Railroad was notified by the UTU that its members had rejected the agreement. As a result, no amounts have been reflected in the Consolidated Financial Statements associated with this agreement. The Railroad will seek the counsel of the National Mediation Board who facilitated the agreement in November. The following table shows the average annual employment levels of the Railroad:

                                  1995   1994   1993   1992   1991
Total employees                  3,268  3,250  3,306  3,421  3,611

   A substantial portion of the decline from the 1992 level is the result of a separate agreement between the Railroad and the UTU, reached in November 1991. This agreement permits the Railroad to reduce the size of all crews on all trains operated. In accordance with this agreement, 158 crew members were severed at a cost of $9.6 million to date. The current crew size of approximately 2.74 is not expected to change significantly.

   Management believes that over the next several years attrition and retirements will be the primary source of future declines in employment levels. Increases in employment levels, particularly in train operations, are possible in response to growth of business in accordance with Plan2000. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments - CCP Holdings, Inc. Acquisition."


Regulatory Matters; Freight Rates; Environmental Considerations

   The Railroad is subject to significant governmental regulation by the STB and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

   The jurisdiction of the STB encompasses, among other things, rates charged for certain transportation services, assumption of certain liabilities by railroads, mergers or the acquisition of control of one carrier by another carrier and extension or abandonment of rail lines or services.

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

Competition

   The Railroad faces intense competition for freight traffic from motor, water, and pipeline carriers and from other railroads. Competition is generally based on the quality and reliability of the service provided and the rates charged. Declining fuel prices disproportionately benefit trucking operations over railroad operations. The trucking industry frequently is more cost and transit-time competitive than railroads, particularly for distances of less than 300 miles. While deregulation of freight rates under the Staggers Act has greatly increased the ability of railroads to compete with each other and alternate modes of transportation, changes in governmental regulations (particularly changes to the Staggers
Act) could significantly affect the Railroad's competitive position.

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

   Most of the Railroad's operations are conducted between points served by one or more competing carriers. The consolidation in recent years of major rail systems has resulted in strong competition in the service territory of the Railroad. To date, such consolidations have not had a material adverse impact on the Railroad's operation or financial results, but continued consolidation could limit the Railroad's access to shippers.

Liability Insurance

   The Railroad is self-insured for the first $5 million of each loss. The Railroad carries $245 million of liability insurance per occurrence, subject to an annual cap of $345 million in the aggregate for all losses. This coverage is considered by the Railroad's management to be adequate in light of the Railroad's safety record and claims experience.

Item 2.  Properties

Physical Plant and Equipment

   System. As of December 31, 1995, the Railroad's total system consisted of approximately 4,600 miles of track comprised of 2,700 miles of main line, 200 miles of secondary main line and 1,700 miles of passing, yard and switching track. The Railroad owns all of the track except for 190 miles operated by agreements over track owned by other railroads.

   Track Structures. During the five years ended December 31, 1995, the Railroad has spent $394.5 million on track structure to construct and maintain its rail lines, as follows ($ in millions):

                              Capital
                           Expenditures   Maintenance     Total

      1995                    $  66.9      $  33.5         $100.4
      1994                       63.2         29.1           92.3
      1993                       50.3         25.1           75.4
      1992                       46.4         23.0           69.4
      1991                       36.3         20.7           57.0

           Total               $263.1       $131.4         $394.5

  These expenditures concentrated primarily on track roadway and bridge rehabilitation over the last four years. Approximately, 1,400 miles of road were resurfaced in each of the last three years. During 1994 and 1993, approximately $11.4 million was spent to complete the conversion of 198 miles of track, known as the Yazoo District, to a single track with centralized traffic control ("CTC"). In 1992 through 1994, a total of $11.4 million was spent to construct new or expanded intermodal facilities in Chicago and Memphis. Expenditures in 1991 benefited from the use of reclaimed rail, cross ties, ballast and other track materials from the second main line when the Railroad's double-track mainline was converted to a single-track mainline with CTC. See "Management's Discussion's and Analysis of Financial Condition and Results of Operations" for a discussion of future capital expenditures.

       Fleet. The Railroad's fleet has undergone significant rationalization and modernization since 1985 when locomotives and cars were at their peak of 862 and 28,616, respectively. Over the last four years the lease of 59 used SD-40-2's and 20-new SD-70's have enabled the Railroad to replace older, lower horsepower, less efficient locomotives. In 1995 alone the SD-70's replaced 31 older smaller locomotives. These locomotives are owned by IC's financing/leasing subsidiaries and are leased to the Railroad.

       These acquisitions were part of an equipment program implemented in 1993, to increase ownership of its equipment. The program includes lease conversions whereby equipment is acquired outright or the lease terms modified to be more favorable to the Railroad. To date, the conversion program has involved 118 locomotives and 4,228 freight cars. As a result of the new lease terms, $24.7 million of capital leases were recorded in 1994. Most of these leases contain fixed price options whereby the equipment can be acquired at or below fair market value at some point during the lease term.

       Approximately 1,800 cars leased by the Railroad are leased from a seperate subsidiary of IC. As the Railroad increases the number of cars leased from this subsidiary, other leased equipment will be returned to the independent third-party lessors or short-term car hire agreements will be terminated.

       The third segment of the equipment program was a significant upgrade of the highway trailer fleet for used in intermodal service. In 1992 all old leased trailers, approximately 880, were replaced with 800 newly built trailers. To further address expanded intermodal volume, another 100 trailers were added in 1994.

       During 1994, the Railroad has repaired and reconditioned approximately 173 cars at a cost of $2.9 million. This equipment is being leased on a short-term basis to other carriers until the Railroad anticipates it will need the equipment for its expansion.

       The following is the overall fleet at December 31:

Total Units:     1995       1994       1993       1992         1991

Locomotives(1)    397       417         468         449         470
Freight cars   15,767    16,178      15,112      15,877      16,381
Work equipment    654       625         745         902         881
Highway
 trailers         898       898         898         203         124


1 Approximately 56 locomotives need repair before they can be   returned
to service. This equipment is repaired if needed on an ongoing basis or sold. The Railroad sold 40, 48, 23 and 66 surplus locomotives in 1995, 1994, 1993 and 1992, respectively. The active fleet is 333 as of December 31, 1995.

       The components of the fleet by subsidiary and in total for 1995 and in total for 1994 are shown below:

                                   Long-Term     1995         1994
Description(1)         Owned(2)      Lease       Total        Total

Locomotives:
 Multipurpose              215          97        312        325
 Switching                  63          22         85         92
        Total              278         119        397        417

Freight Cars:
 Box (general service)     261       1,220      1,481      1,462
 Box (special purpose)   2,577         434      3,011      3,101
 Gondola                   910         518      1,428      1,362
 Hopper (open top)       2,110       2,072      4,182      4,397
 Hopper (covered)        2,930         624      3,554      3,732
 Flat                      239         466        705        780
 Other                   1,167         239      1,406      1,344
         Total          10,194       5,573     15,767     16,178
 Work Equipment            654           -        654        625
 Highway trailers            -         898        898        898

     1 In addition, approximately 1,630 freight cars were being used by the Railroad under short-term car hire agreements.
     2 Includes 59 locomotives and 1,722 freight cars under capital leases.

Environmental Conditions

     The Railroad faces potential environmental cleanup costs associated with approximately 30 contaminated sites and various fueling facilities for which a total of $13 million has been reserved as of December 31, 1995. The most significant of those sites are described below.

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

Waste Oil Generation

     The Railroad has been identified as a Potentially Responsible Party ("PRP") at three sites where waste oil was allegedly processed and disposed. In each instance, the Railroad is alleged to have generated some of the waste oil, and in each the Railroad believes any contribution it may have made to the site contamination is de minimis.

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

In the Matter of Illinois Central Railroad Company, et al.,
Tennessee Division of Superfund No. 94-0187

     The Tennessee Department of Environment and Conservation has issued a Remedial Order requiring cleanup by the Railroad and the current owners of a site in Jackson, Tennessee. The Railroad operated a rail yard and locomotive repair facility at the site. Trichloroethylene ("TCE") has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the shop. In addition, concentrations of metals and organic chemicals have been identified on the surface of the site. The Railroad has commenced a remedial investigation and feasibility study of the site, and expects to cooperate with the agency and other PRP's to conduct any necessary clean-up activities.

People of the State of Illinois v. Illinois Central Railroad No. 95 CH842 (Circuit Court of Cook County, Illinois)

     On February 2, 1995, the State of Illinois filed a Complaint for Injunction and Civil Penalties against the Railroad relating to a release of diesel fuel from an underground pipeline at the Railroad's Markham Yard facility in East Hazel Crest, Illinois. The Complaint alleges that the Railroad violated State water pollution statutes by allowing diesel fuel to enter waters of the State and seeks an order compelling the Railroad to take necessary corrective actions at the site and to pay a civil penalty.

Item 4.  Submission of Matters to a Vote of Security Holders

     Intentionally omitted.  See Index page of this Report for explanation.


                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

     All of the outstanding common stock of the Railroad (100 shares) is owned by IC and therefore is not traded on any market. Certain covenants of the Railroad's Revolver while not specifically restricting dividends do require the Railroad to maintain minimum levels of tangible net worth. While not anticipated, such restrictions could limit the amount of dividends paid by the Railroad to IC. The Railroad paid dividends to IC of $107.7 million in 1995, $42.5 million in 1994 and $27.4 million in 1993. At December 31, 1995, approximately $71.9 million of Railroad equity was free of such restriction. In January 1996, the Railroad declared and paid a dividend of $12.0 million to IC.

Item 6.  Selected Financial Data

     Intentionally omitted.  See Index page of this Report for explanation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

1992 Four-Year Growth Plan and Plan2000

       In the fall of 1992, IC announced a four-year growth plan designed to increase revenues $100 million to $647 million, reduce the operating ratio four percentage points to 66.9% and reduce interest expense $10 million to $33 million. By December 31, 1994, the Railroad had achieved the operating ratio and interest expense reduction goals. Therefore, in the spring of 1995, IC developed and announced Plan2000. This new plan is designed to build on the success of the 1992 plan and position the Railroad for the next
century.   Plan2000 calls for (i) revenue to grow from the 1994 base
of $594 million to $800 million by the end of 1999 and (ii) the continued reduction of the operating ratio to below 60%.

       As of December 31, 1995, following revenue increases of 3.1%, 5.2% and 8.4% in 1993, 1994 and 1995, respectively, revenue was 17.6% higher than 1992 and only $3.6 million below the original four year $100 million target. The 1995 revenue of $644 million is slightly ahead of the 1995 target specified in Plan2000. Contributing to the revenue growth since 1992 were gains in intermodal (57.7%) grain and grain mill (22.9%) and chemicals (14.4%), partially offset by a decline in coal (.6%).

       Plan2000 was developed primarily as a management tool and is subject to factors and assumptions which could impact on its achievability. The most significant risks that could impact Plan2000 are its economic assumptions, the haulage agreement with the Southern Pacific Railroad ("Southern Pacific") and export grain demand. The plan assumes industrial production will rise, an average 2.8% in each year 1996 through 1999 with a soft landing of 2.4% in 1997. Historically, the Railroad's growth excluding coal and export grain, which are not affected by industrial production, has been 50% to 60% of industrial production. Plan2000 assumes the historical trend will continue. As to the Southern Pacific, intermodal haulage between Memphis and Chicago is expected to remain in excess of 30,000 units annually. However, the Southern Pacific and the Union Pacific have indicated that this business will be re-evaluated following their merger. Unlike the very low 1994 level and the unusually strong 1995 grain traffic levels, Plan2000 expects export grain traffic will be closer to the historical norm.

Local Union Agreements

       In 1994 the Railroad began to negotiate separate distinct agreements with each of its eleven unions on a local basis effectively withdrawing from the traditional pattern of bargaining on a national basis with the other railroads. To date eight unions, representing 42% of the Railroad's union workforce, have ratified agreements which cover wages and work rule issues through 1999.
These agreements provide wage increases of 3%-4% per year on average. Upon ratification, signing bonuses of $1.2 million were paid.

       In  November 1995, the Railroad and the United
Transportation Union ("UTU") entered into a tentative agreement subject to membership ratification. This agreement represented a significant change in the basis of paying operating employees, with an hourly wage system replacing a mileage-based system. On February
28, 1996, the Railroad was notified by the UTU that its members had rejected the agreement. As a result, no amounts have been reflected in the Consolidated Financial Statements associated with this agreement. The Railroad will seek the counsel of the National Mediation Board who facilitated the agreement in November.

CCP Holdings, Inc. Acquisition

       On January 17, 1996, IC announced that it had entered into a definitive agreement to purchase all the stock of CCP Holdings, Inc., for approximately $125 million in cash and the assumption of approximately $14 million in net debt and approximately $18 million of capitalized lease obligations. IC expects to fund the acquisition using funds from existing line of credit and the proceeds of public debt issued by the Railroad. The Railroad will transfer the funds to IC via a combination of dividends and intercompany loans. The purchase will not close until required regulatory approval from the Surface Transportation Board is obtained, which is expected by no later than September 1996.

       IC will account for the transaction as a purchase. The total purchase price is subject to various potential adjustments for up to one year after the closing date.

       CCP Holdings, Inc., principal subsidiaries are the Chicago, Central and Pacific Railroad (CCP) and the Cedar River Railroad
(CRR). These two railroads comprise a Class II freight system which operates 850 miles of road. CCP operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs north from Waterloo, Iowa to Albert Lea, Minnesota. CCP Holdings, Inc.'s 1995 revenues were approximately $76 million, its operating ratio was approximately 70%, and its shareholders' equity was approximately $54 at December 31, 1995.

Railroad Industry Mergers

       During 1995, the merger of the Burlington Northern Railroad and the Sante Fe Railway and the merger of the Union Pacific Railroad and the Chicago NorthWestern Railroad were completed and the intended acquisition of the Southern Pacific Railroad by the Union Pacific Railroad was announced. These consolidations have the potential to increase competition in the Railroad's service territory. To date, the impact on the Railroad's operation or financial results has not been material, but continued consolidations could limit the Railroad's access to shippers.

Results of Operations

       The discussion below takes into account the financial condition and results of operations of the Railroad for the years presented in the consolidated financial statements.

1995 Compared to 1994

       Revenues for 1995 increased from the prior year by $49.9 million or 8.4% to $643.8 million. The increase was a result of a 4.6% increase in carloadings coupled with a 2.1% increase in the average freight revenue per carload. In 1995, the Railroad experienced increased carloadings in intermodal (31.2%), grain and grain mill products (13.2%), paper (6.4%) and chemicals (4.1%), partially offset by decreased loadings in coal (11.9%).

       Operating expenses for 1995 increased $20.4 million or 5.1%. Labor and fuel expenses increased reflecting the increased loadings experienced in 1995 over 1994. Depreciation expense was higher in 1995 because of the Railroad's increased ownership of equipment. Other expenses, which include joint facilities, net and equipment related expenses, increased $9.0 million. Partially offsetting the increased expenses was a $.5 million decrease in lease and carhire expense and decreased casualty, insurance and loss expense ($6.3 million) reflecting the Railroad's emphasis on safety and improved claims experience.

       Operating income for 1995 increased $29.5 million or 15.3% to $221.9 million for the reasons cited above.

       Net interest expense of $26.3 million for 1995 increased
1.2% compared to $26.0 million in 1994. Increased debt burden primarily associated with equipment additions and stock repurchases account for the increase in interest expense. Results for 1995, also reflect the issuance of lower coupon debt in connection with the prepayment of the Railroad's $160 million Senior Notes at face value, plus accrued interest and a prepayment penalty. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after tax. See "- Liquidity and Capital Resources."

       Net income was further affected by a $4.3 million after tax gain on the resolution of prior period tax issues.

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

       Operating expenses for 1994 increased $14.4 million or 3.7%.
Labor and fuel expenses increased reflecting the increased loadings experienced in 1994 over 1993. Depreciation expense was higher in 1994 because of the Railroad's shift to ownership of equipment from leasing. Other expenses, which include property and franchise taxes, casualty and environmental accruals, joint facilities, net and equipment related expenses, increased $9.7 million. Partially offsetting the increased expenses was a $11.0 million decrease in lease and car hire expense which resulted from the Railroad's shift from leasing to owning, more effective turnaround of cars and lower export grain.

       Operating income increased $14.8 million or 8.3% to $192.4 million for the reasons described above.

       Net interest expense for 1994 decreased 18.2% ($5.8 million) to $26.0 million compared to $31.8 million in 1993. The sales of accounts receivable under a revolving agreement allowed the Railroad to utilize existing assets to obtain funds rather than issuing additional debt. The expense associated with this transaction is accounted for as Other Income, Net, not Interest Expense and when coupled with paydowns of other existing debt, produced the decrease in interest expense.

       Net income was further affected by a $5.0 million after tax gain on the favorable resolution of prior period tax issues.

Liquidity and Capital Resources

Operating Data ($ in millions):
                                      1995      1994        1993
Cash flows provided by (used for):
 Operating activities               $168.2   $195.6      $121.8
       Investing activities         (122.8)   (77.0)      (54.2)
       Financing activities          (54.6)  (114.5)      (85.1)
       Net change in cash and
        temporary cash
        investments                $  (9.2)  $  4.1      $(17.5)

       Cash from operating activities in 1995, 1994 and 1993 was primarily net income before depreciation, deferred taxes, extraordinary item and the cumulative effect of changes in accounting principles, and 1994 was also affected by the sales of accounts receivable. A significant source of cash in 1993 ($6.3 million) was the realization of settlement proceeds with numerous insurance carriers in connection with asbestos and hearing loss casualty claims. Most of the settlements were for prior claims but some cover future claims related to prior periods. As part of the settlements, the Railroad agreed to release the carriers from liability for future hearing loss claims. In 1995 and 1994, the Railroad received $1.1 million and $.5 million, respectively.

       Additions to the property were as follows ($ in millions):

                                      1995    1994        1993
     Communications and signals    $  10.7    $ 13.8     $ 5.6
     Equipment-rolling stock          30.3      22.5      13.7
     Track and bridges                47.0      44.7      36.6
     Other                             9.6       5.4       1.2
          Total                    $  97.6    $ 86.4     $57.1

     In 1994, Other includes $3.0 million for intermodal facility rehabilitation in Memphis. In 1995, 1994 and 1993 capital expenditures exceeded original estimates as several opportunities to acquire equipment were acted upon in accordance with the Railroad's strategy of owning more of its equipment. Property retirements and removals generated proceeds of $5.4 million, $8.2 million, and $5.3 million in 1995, 1994 and 1993, respectively.

     The Railroad anticipates that capital expenditures for 1996 will be approximately $114 million of which $83 million of base expenditures will concentrate on track maintenance (i.e., renewal of track structures such as bridges) and for freight car upgrades. Approximately $20 million will be incurred to expand the Railroad's intermodal facility in Chicago to service Canadian National Railway. Most of the remainder of these expenditures are expected to be met from current operations or other available sources.

     Since 1990, a major financial goal has been to reduce leverage, expand funding sources, lower funding costs and obtain upgraded credit ratings from the debt rating services. Some of the steps taken have included replacing high-coupon public debt with private debt and public debt with lower interest rates, renegotiating existing bank credit agreements, obtaining unsecured credit lines for the Railroad, selling accounts receivables and initiating (in 1993) and expanding (in 1995) a commercial paper program.

     Under the Railroad's commercial paper program a total of $150 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the Railroad's lending group (see below). At December 31, 1995, Standard & Poor's Corporation ("S&P"), Moody's Investor Services ("Moody's") and Fitch Investors Service ("Fitch") have rated the commercial paper A2, P2 and F2, respectively, and $57.0 million was outstanding. For the year the rates ranged from 5.90% to 6.60%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term. The Railroad's public debt is rated Baa2 by Moody's and BBB by S&P.

     In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At December 31, 1995, the maximum had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income Net, were $3.2 million for the year ended December 31, 1995.

     In April 1995, the Railroad concluded negotiations with its bank lending group whereby the Railroad's Revolver was amended and restated, for the third time since becoming unsecured in September 1993, to a $250 million revolver expiring in 2000. Fees and borrowing spreads are predicated on the Railroad's long-term credit ratings. Currently, the annual facility fee is 17 basis points and borrowings under this agreement are at Eurodollar offered rate plus
32.5 basis points. This amended facility replaced the $150 million revolver due in 1999. The Revolver will be used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At December 31, 1995, the $250 million was limited to $192.1 million because $57.0 million in commercial paper was outstanding and $.9 million in letters of credit had been issued.

     The Railroad believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, the Railroad believes it has access to the public debt market if needed.

     Various borrowings of the Railroad are governed by agreements which contain financial and operating covenants. The Railroad was in compliance with these covenant requirements at December 31, 1995, and management does not anticipate any difficulty in maintaining such compliance.

     Certain covenants of the Railroad's Revolver require specific levels of tangible net worth but not a specific dividend restriction. The Railroad paid dividends to IC of $107.7 million in 1995, $42.5 million in 1994 and $27.4 million in 1993. At December 31, 1995, the Railroad's tangible net worth exceeded the required level by approximately $71.9 million. In January 1996, the Railroad declared and paid a dividend of $12.0 million to IC.

     In 1995, the Railroad prepaid the holders of its $160 million
Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the $100 million 7.75% non-callable 10 year-notes due May 2005 and $40 million from existing lines of credit. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax. The line of credit borrowings were replaced with the proceeds of Medium-Term Notes ("MTN"). The MTN's expire as follows:
$20 million (coupon 6.27%) in 1998, $30 million (coupon 6.83%) in 2000, and $50 million (coupon 6.98%) in 2007.

     In 1993, a $23.4 million extraordinary loss, net of $12.6 million in tax benefits, was incurred in connection with the Railroad's tender offer for its $145 million 14 1/8% Senior Subordinated Debentures ("Debentures") and the costs associated with calling the Debentures. In connection with the tender offer for the Debentures, the Railroad issued $100 million of 6.75% non-callable, 10-year notes due 2003 and irrevocably placed funds with a trustee to cover principal, a 6% premium and interest through the first call date of October 1, 1994, for the untendered Debentures.

     The Railroad has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 65% of the Railroad's short-term diesel fuel requirements through June 1996 and 17% for the period July 1996 through June 1997 are protected against significant price changes. See Note 6 of the Notes to Consolidated Financial Statements.

     The Railroad has paid approximately $6 million, $6 million and $8 million in 1995, 1994, and 1993, respectively, for severance, lump sum signing awards and other costs associated with the various agreements signed in 1994, 1992 and 1991. The previously announced agreement, with the United Transportation Union ("UTU") covering wages and work rule issues through 2000 failed to ratify. See "- Significant Developments." As the Railroad continues to negotiate with its remaining operating unions on a local level, agreements may be reached that require significant lump sum payments. It is too early to determine if separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

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

     The Railroad is aware of approximately 30 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up. The Railroad paid approximately $6.3 million in 1995 toward the investigation and remediation of those sites, and anticipates similar future expenditures of between $1 million and $2 million annually. Furthermore, recent amendments to the Clean Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

     For all known sites of environmental contamination where Railroad loss or liability is probable, the Railroad has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Railroad liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Railroad`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1995, the Railroad estimated the probable range of its estimated liability to be $13 million to $50 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $13 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution where the Railroad is primarily liable.

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

Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held or used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The statement is effective for fiscal year beginning after December 15, 1995. The Railroad is reviewing this statement to determine its impact, if any. Early adoption is not anticipated.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. This statement applies to financial statements for fiscal years beginning after December 15, 1995, or for the fiscal year for which this Statement is initially adopted for recognizing compensation cost, which ever comes first. The Railroad is currently evaluating the impact, if any, this statement will have on its reported results.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 28 of this
Report.

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

          See Index to Consolidated Financial Statements on page 28 of this Report.

       2.    Financial Statement Schedules:

          See Index to Financial Statement Schedules on page F-22 of this Report.

       3.    Exhibits:

          See items marked with "*" on the Exhibit Index beginning on page E-1 of this Report. Items so marked identify management contracts or compensatory plans or arrangements as required by Item 14.

(b)    1.    Reports on Form 8-K:

          During the fourth quarter of 1995 the Registrant filed with the Securities and Exchange Commission the following reports on Form 8-K on the dates indicated to report the events described:

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

                       ILLINOIS CENTRAL RAILROAD COMPANY

                       By:  /s/ DALE W. PHILLIPS
                                Dale W. Phillips
                   Vice President and Chief Financial Officer
                       Date:  March 11, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature                Title(s)                 Date

/s/ GILBERT H. LAMPHERE  Chairman of the Board
    Gilbert H. Lamphere   and Director            March 11, 1996


/s/ E. HUNTER HARRISON   President and Chief
    E. Hunter Harrison    Officer (princiipal     March 11, 1996
                          executive officer),
                          Director

/s/ DALE W. PHILLIPS     Vice President           March 11, 1996
    Dale W. Phillips      and Chief Financial
                          Officer(principal
                          financial officer)

/s/ JOHN V. MULVANEY     Controller               March 11, 1996
    John V. Mulvaney     (principal accounting
                          officer)

/s/  RONALD A. LANE      Director                 March 11, 1996
     Ronald A. Lane

/s/ JOHN D. MCPHERSON    Director                 March 11, 1996
    John D. McPherson

/s/ DONALD H. SKELTON    Director                 March 11, 1996
    Donald H. Skelton


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

                               FINANCIAL STATEMENTS

                          SUBMITTED IN RESPONSE TO ITEM 8


                         ILLINOIS CENTRAL RAILROAD COMPANY
                                 AND SUBSIDIARIES

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Page
Report of Independent Public Accountants.               F-1

Consolidated Statements of Income for the three
years ended December 31, 1995                           F-2

Consolidated Balance Sheets at December 31, 1995
and 1994                                                F-3

Consolidated Statements of Cash Flows for the three
years ended December 31, 1995                           F-4

Consolidated Statements of Stockholder's Equity
and Retained Income for the three years ended
December 31, 1995                                       F-5

Notes to Consolidated Financial Statements for the
three years ended December 31, 1995                     F-6


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central Railroad Company:

       We have audited the accompanying consolidated balance sheets of Illinois Central Railroad Company (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and stockholder's equity and retained income for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Railroad's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Central Railroad Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedule herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              /s/ ARTHUR ANDERSEN LLP
                                                  ARTHUR ANDERSEN LLP

Chicago, Illinois
January 25, 1996
(except with respect to the
matter discussed in Note 16,
as to which the date is
February 29, 1996)

            ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Income
                              ($ in millions)


                                      Years Ended December 31,

                                  1995      1994         1993
 Revenues                       $643.8    $593.9       $564.7

 Operating expenses:
   Labor and fringe benefits     194.8    184.2         175.9
   Leases and car hire            58.8     59.3          70.3
   Diesel fuel                    33.2     31.5          30.4
   Materials and supplies         35.0     35.6          34.9
   Depreciation and amortization  30.9     25.0          22.8
   Casualty, insurance and losses 17.4     23.7          21.5
   Other taxes                    18.2     17.6          16.4
   Other                          33.6     24.6          14.9
  Operating expenses             421.9    401.5         387.1
  Operating income               221.9    192.4         177.6

  Other income, net                2.7      4.5           2.8
  Interest expense, net          (26.3)   (26.0)        (31.8)
  Income before income taxes,
   extraordinary item and
   cumulative effect of changes in
   accounting principles         198.3    170.9         148.6
  Provision for income taxes      67.1     58.2          56.6
  Income before extraordinary item
   and cumulative effect of changes
   in accounting principles      131.2    112.7          92.0
  Extraordinary item, net        (11.4)       -         (23.4)
 Cumulative effect of changes in
  accounting principles              -        -          (0.1)
 Net income                     $119.8   $112.7         $68.5

The following notes are an integral part of the consolidated financial statements.

            ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                        Consolidated Balance Sheets
                             ($ in millions)

ASSETS                      December 31, 1995       December 31, 1994
 Current assets:
  Cash and temporary cash
   investments                      $3.0               $12.2
  Receivables, net of
   allowance for doubtful
   accounts of $2.0 in 1995
   and $2.1 in 1994                 57.7                43.6
  Materials and supplies, at
   average cost                     14.9                15.7
  Assets held for disposition        7.7                 9.1
  Deferred income taxes -
   current                          19.1                21.8
  Other current assets               2.5                 3.1
  Total current assets             104.9               105.5

  Investments                       13.5                13.3
  Loans to affiliates               26.9                   -

Properties:
 Transportation:
  Road and structures,
   including land                1,052.1               994.9
  Equipment                        143.5               114.6
  Other, principally land           41.0                40.8
  Total properties               1,236.6             1,150.3
  Accumulated depreciation         (37.1)              (25.9)
  Net properties                 1,199.5             1,124.4

Other assets                        14.7                15.2
 Total assets                   $1,359.5            $1,258.4

                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Current maturities of
  long-term debt                $   10.7            $    9.7
 Accounts payable                   52.1                55.6
 Dividends payable                     -                60.0
 Income taxes payable                6.9                 0.5
 Casualty and freight claims        24.9                24.9
 Employee compensation and
  vacations                         16.9                16.5
 Taxes other than income taxes      16.3                16.2
 Accrued redundancy reserves         4.3                 6.8
 Other accrued expenses             28.4                31.6
  Total current liabilities        160.5               221.8

Long-term debt                     373.9               297.6
Deferred income taxes              235.7               213.9
Other liabilities and reserves     124.4               132.7

Contingencies and commitments (Note 13)

Stockholder's equity:
 Common stock authorized,
 issued and outstanding
 100 shares, $1 par value              -                   -
Additional paid-in capital         129.6               129.1
Retained income                    335.4               263.3
Total stockholder's equity         465.0               392.4
Total liabilities and
 stockholder's equity           $1,359.5            $1,258.4

The following notes are an integral part of the consolidated financial statements.

            ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              ($ in millions)

                                       Years Ended December 31,
                                     1995      1994         1993
Cash flows from operating
  activities:
 Net income                        $119.8    $112.7        $68.5
 Reconciliation of net income
  to net cash provided by (used
  for) operating activities:
   Extraordinary item, net           11.4         -         23.4
   Cumulative effect of changes
   in accounting principles             -         -          0.1
   Depreciation and amortization     30.9      25.0         22.8
   Deferred income taxes             24.5      14.3         31.9
   Equity in undistributed earnings
    of affiliates, net of dividends
    received                         (0.8)     (0.4)        (0.3)
   Net gains on sales of real
    estate                           (0.1)     (2.0)        (0.8)
   Cash changes in working capital   (8.3)     51.0         (3.1)
   Changes in other assets           (2.0)     (4.3)        (0.9)
   Changes in other liabilities
    and reserves                     (7.2)     (0.7)       (19.8)
   Net cash provided by operating
    activities                      168.2     195.6        121.8

Cash flows from investing activities:
 Additions to properties            (97.6)    (86.4)       (57.1)
 Proceeds from sales of real estate   2.5       3.8          1.5
 Proceeds from equipment sales        2.9       4.4          3.8
 Proceeds from sales of
  investments                         0.7       1.6          0.8
 Loans to affiliated company        (26.9)        -            -
 Other                               (4.4)     (0.4)        (3.2)
 Net cash (used for) investing
  activities                       (122.8)    (77.0)       (54.2)

Cash flows from financing activities:
 Proceeds from issuance of debt     250.0     113.0        304.6
 Principal payments on debt        (238.7)   (159.2)      (400.0)
 Net proceeds (payments)  -
  Commercial Paper                   42.0     (23.1)        38.1
 Dividends paid                    (107.7)    (42.5)       (27.4)
 Purchase of subsidiary's
  common stock                       (0.2)     (2.7)        (0.4)
 Net cash (used for) financing
  activities                        (54.6)    (114.5)      (85.1)
 Changes in cash and temporary
  cash investments                   (9.2)       4.1       (17.5)
 Cash and temporary cash
  investments at beginning of
  year                               12.2        8.1        25.6
 Cash and temporary cash
  investments at end of year        $ 3.0     $ 12.2      $  8.1

Supplemental disclosure of cash flow information :
 Cash paid during the year for:
  Interest (net of amount
   capitalized)                     $30.8     $ 26.8      $ 37.2
  Income taxes                      $31.0     $ 46.9      $ 10.9

The following notes are an integral part of the consolidated financial statements.


            ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
     Consolidated Statements of Stockholder's Equity and Retained Income

                       Shares           Equity ($ in millions)
                                                                Total
                                        Additional              Stock-
                       Common   Common   Paid-In    Retained   holder's
                       Share    Share   Capital     Income     Equity

Balance December 31,
 1992                    100    $  -     $125.8     $205.7   $331.5
Capital contribution                        2.8                 2.8
Dividends                                            (36.0)   (36.0)
Net income                                            68.5     68.5

Balance December 31,
 1993                    100       -      128.6      238.2    366.8
Capital contribution                        0.5                 0.5
Dividends                                            (87.6)   (87.6)
Net income                                           112.7    112.7

Balance December 31,
 1994                    100       -      129.1      263.3    392.4
Capital contribution                        0.5                 0.5
Dividends                                            (47.7)   (47.7)
Net income                                           119.8    119.8

Balance December 31,
 1995                    100  $    -     $129.6     $335.4   $465.0

 The following notes are an integral part of the consolidated financial statements.

                          ILLINOIS CENTRAL RAILROAD AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Railroad

    Illinois Central Corporation ("IC"), a holding company, was incorporated under the laws of Delaware. IC, through its wholly-owned subsidiary, Illinois Central Railroad Company (the "Railroad"), is principally engaged in the rail freight transportation business. The Railroad operates 2,700 miles of main line track between Chicago and the Gulf of Mexico, primarily transporting chemicals, grain and milled grain, coal, paper and intermodal commodities.

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

    The approximate ranges of annual depreciation rates for major property classifications of the Railroad are as follows:

    Road properties              1% - 8%
    Transportation Equipment     1% - 7%

    Prior to 1996, the rates used by the Railroad were approved by the Interstate Commerce Commission ("ICC"). The Interstate Commerce Commission Termination Act of 1995, signed in December 1995, transfers certain responsibilities of the ICC, including economic and accounting analyses and authority to determine depreciation rates, to the Surface Transportation Board ("STB"), an independent agency of the Department of Transportation.

    Revenues

    Revenues are recognized based on services performed and include estimated amounts relating to movements in progress for which the settlement process is not complete. Estimated revenue amounts for movements in progress are not significant.

    Income Taxes

    Deferred income taxes are accounted for on the asset and liability method by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The resulting deferred tax liabilities and assets represent taxes to be paid or collected in the future when the related assets and liabilities are recovered and settled, respectively.

    Cash and Temporary Cash Investments

    Cash in excess of operating requirements is invested in certain funds having original maturities of three months or less. These investments are stated at cost, which approximates market value.

    Income Per Share

    Income per share has been omitted as the Railroad is a wholly-owned subsidiary of IC.

    Derivative Financial Instruments

    The Railroad has only limited involvement with derivative financial instruments and does not use them for trading purposes. Specifically, the Railroad has entered into various diesel fuel collar agreements with the objective of mitigating significant changes in fuel prices. Premiums paid for the purchase of these agreements are amortized to fuel expense over the terms of the agreements. Unamortized premiums are included in Other Assets in the Consolidated Balance Sheets. Amounts receivable or payable under the collar agreements are accrued as increases or decreases to Diesel Fuel Expense. See Note 6.

    Casualty Claims

    The Railroad accrues for injury and damage claims based on actuarially determined estimates of the ultimate costs associated with asserted claims and claims incurred but not reported. As a result of significant improvements in safety performance and enhancements in claim and settlement approaches, the Railroad has experienced continuing reductions in its final claim settlement amounts. As a result, it is reasonably possible that future actuarial valuations will reflect additional improvements that could result in a reduction in the near term to casualty costs and related expenses.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications

    Certain items relating to prior years have been reclassified to conform to the presentation in the current year.

3.  Extraordinary Items

    In 1995, the Railroad prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax. The loss resulted from the premium paid, the write-off of unamortized financing fees and costs associated with the prepayment. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the 7.75% Notes and $40 million from existing lines of credit. See Note 8.

    The 1993 extraordinary loss resulted from the retirement of the Railroad's 14-1/8% Senior Subordinated Debentures (the "Debentures") and refinancing the Permanent Facility. The loss was $23.4 million, net of tax benefits of $12.6 million. The loss resulted from the premium paid, the write-off of unamortized financing fees and debt discount and costs associated with calling the Debentures. The net proceeds of the 6.75% Notes, borrowings under the $180 million Revolving Credit Facility and other available cash were used to fund the retirement of the Debentures. See Note 8.

4.  Other Income, Net

    Other Income, Net consisted of the following ($ in millions):

                                     Years Ended December 31,
                                   1995         1994        1993

Rental income, net                 $3.5        $ 3.3       $ 3.9
Net gains  (losses) on sales
 of real estate                     (.1)         2.0          .8
Net gains (losses) on equip-
 ment sales                           -           .2        (2.3)
Equity in undistributed
  earnings of affiliates             .9           .7          .5
Sales of accounts receivable
  (see Note 9)                     (3.2)        (2.2)          -
Other, net                          1.6           .5         (.1)
  Other Income, Net                $2.7        $ 4.5       $ 2.8

5.  Supplemental Cash Flow Information

    Cash changes in components of working capital, exclusive of Current Maturities of Long-Term Debt, included in the Consolidated Statements of Cash Flows were as follows ($ in millions):

                                 Years Ended December 31,
                            1995        1994              1993

Receivables, net         $(14.1)       $41.1           $  (5.5)
Materials and supplies       .8          4.4              (1.4)
Other current assets         .6           .4              (1.5)
Accounts payable           (3.5)         6.6              (1.7)
Income taxes payable       13.3         (3.0)             13.9
Accrued redundancy
 reserves                  (2.5)           -              (2.6)
Other current
 liabilities               (2.9)         1.5              (4.3)
Cash Changes in
 Working Capital        $  (8.3)       $51.0          $   (3.1)

   Included in changes in Other Liabilities and Reserves is approximately $6.3 million for the year ended December 31,1993, reflecting the settlement of casualty claims with numerous insurance carriers.

   The Railroad entered into capital leases of $7.1 million covering 328 freight cars in 1995, $24.7 million covering 65 locomotives and 1,623 freight cars in 1994, and $4.4 million covering 200 freight cars in 1993.

 See Note 7 for a recap of the present value of the minimum lease payments.

6. Materials and Supplies

   Materials and Supplies, valued using the average cost method, consist of track material, switches, car and locomotive parts and fuel.

   As of December 31, 1995, the Railroad was party to four diesel fuel collar agreements under which the Railroad receives or makes monthly payments based on the monthly average near-by contract price for Heating Oil #2 traded on the New York Mercantile Exchange (the "Contract Price"), which was $.577 per gallon for December 1995. Under the agreements, the Railroad receives or makes monthly payments on notional amounts based on the excess or deficiency of the Contract Price over or under an amount averaging approximately $.59 or $.44 per gallon, respectively. As of December 31, 1995, the agreements cover notional quantities amounting to 3,000,000 gallons through June 1996 (approximately 65% of requirements). An agreement covering 800,000 gallons for the period July 1996 to June 1997 contains a put, whereby the issuer may increase the notional amount to 2,000,000 gallons per month at $.55 or $.43 per gallon, respectively. The put expires March 29, 1996.

7.    Leases

   As of December 31, 1995, the Railroad leased 7,295 of its cars and 178 of its locomotives. These leases generally have original terms of 15 years and expire between 1996 and 2003. Under the terms of the majority of its leases, the Railroad has the right of first refusal to purchase, at the end of the lease term, certain cars and locomotives at or below fair market value. The Railroad also leases office facilities, computer equipment and vehicles.

   Net obligations under capital leases at December 31, 1995 and 1994, included in the Consolidated Balance Sheets were $23.2 million and $27.9 million, respectively.

    At December 31, 1995, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):

                        Capital      Operating
                        Leases        Leases

1996                     $14.2         $37.6
1997                       3.0          30.2
1998                       2.6          20.2
1999                       2.6          17.9
2000                       2.0          11.0
Thereafter                 3.3          34.0
    Total minimum
     lease payments       27.7        $150.9

Less: Imputed interest     4.5
    Present value of
     minimum payments    $23.2

   Total rent expense applicable to noncancellable operating leases amounted to $32.4 million in 1995, $48.8 million in 1994 and $47.9 million in 1993. Most of the leases provide that the Railroad pay taxes, maintenance, insurance and certain other operating expenses.

8. Long-Term Debt and Interest Expense

   Long-Term Debt at December 31, consisted of the following ($ in millions):

                                         1995       1994
Debentures and other debt, due 1996
 to 2056, 4.5% to 10.89%                $  10.2   $  10.5
Commercial Paper, at average
 interest rate 6.19% in 1995 and
 4.72% in 1994                             57.0      15.0
Notes, due 2003, 6.75%                    100.0     100.0
Notes, due 2005, 7.75%                    100.0         -
Medium term notes, due 1998 to
 2007, 6.27%-6.98%                        100.0         -
Senior Notes, 10.02% and 10.4%                -     159.8
Capitalized leases (see Note 7)            12.8      18.5
Unamortized discount                       (6.1)     (6.2)
    Total Long-Term Debt                 $373.9    $297.6

   At December 31, 1995, the aggregate annual maturities and sinking fund requirements for debt payments for 1996 through 2001 and thereafter were $10.7 million, $59.4 million, $22.1 million, $2.0 million, $31.6 million, $1.5 million and $263.4 million, respectively. The weighted-average interest rate for 1995 and 1994 on total debt excluding the effect of discounts, premiums and related amortization was 8.0% and 8.8%, respectively.

   In 1995, the Railroad prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the $100 million 7.75% 10-year notes due May 2005 and $40 million from existing lines of credit. In connection with the prepayment, the Railroad amended and restated its revolver with its bank lending group (the "Revolver"). The Revolver was increased to $250 million and expires in the year 2000. The Railroad pays an annual fee of 17 basis points on the Revolver and the Eurodollar offered rate plus 32.5 basis points for any borrowings. The line of credit borrowings were replaced with the
proceeds of Medium-Term Notes ("MTN").   The MTN's expire as follows: $20
million (coupon 6.27%) in 1998, $30 million (coupon 6.83%) in 2000 and $50 million (coupon 6.98%) in 2007.

   The Railroad's commercial paper is rated A2 by S&P, P2 by Moody's and F2 by Fitch and is supported by the Revolver. The Railroad views commercial paper as a significant long-term funding source and intends to issue replacement notes as maturities occur. Therefore, the $57.0 million outstanding at December 31, 1995 has been classified as long-term.

   The Revolver may be used as backup for the commercial paper and for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At December 31, 1995, the Revolver was limited to $192.1 million because $57.0 million in commercial paper was outstanding and $.9 million in letters of credit had been issued.

   Various borrowings of the Railroad are governed by agreements which contain certain affirmative and negative covenants customary for facilities of this nature including restrictions on additional indebtedness, investments, guarantees, liens, distributions, sales and leasebacks, and sales of assets and capital stock. Some also require the Railroad to satisfy certain financial tests, including a leverage ratio, an earnings before interest and taxes to interest charges ratio, and minimum consolidated tangible net worth requirements. See Note 12.

   Interest Expense, Net consisted of the following ($ in millions):

                                    Years Ended December 31,
                                       1995       1994         1993

Interest expense                       $30.4     $28.9        $33.8
Less:
   Interest capitalized                  1.3       1.4           .8
   Interest income                       2.8       1.5          1.2
Interest Expense, Net                  $26.3     $26.0        $31.8

 9.   Sales of Accounts Receivable

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. During June 1995, the agreement was extended one year and now expires in June 1998. At December 31, 1995, the maximum had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $3.2 million and $2.2 million for 1995 and 1994, respectively.

10.   Benefit Plans

      All employees of the Railroad are covered under the Railroad Retirement System instead of Social Security. Additionally, the Railroad provides various retirement plans, postemployment benefits and postretirement benefits.

   Retirement Plans. The Railroad has two qualified plans permitting participants to make "pre-tax" contributions of their salary up to
Internal Revenue Code limitations and each contains a company match provision. The union plan, which started in mid-1995, allows union employees covered by local contracts to participate. The Railroad matches 25% of the first 4% of employee contributions. The management plan's matching provisions are 50% of the first 6% of salary deferral. The management plan also contains a separate defined contribution portion of
2% of each employee's salary. Expenses related to both plans were $1.1 million, $1.0 million, and $.9 million in 1995, 1994 and 1993, respectively. All Railroad contributions are fully vested upon contribution.

   The Railroad also has a supplemental executive retirement plan ("SERP") which covers officers and certain other management employees. The SERP provides for a monthly benefit equal to 35% of a participant's final average compensation as defined in the plan. The monthly benefit is subject to offsets such as employer contributions to the 401(k) plan. The plan was adopted in 1994. The cost was not material in 1994 or 1995.

   Salary Deferral Plans. In addition to the 401(k) plan, all officers and certain other management employees may elect to defer up to 50% of base salary and 100% of annual bonus. Participant deferrals are fully vested and earn interest at a specified, variable rate. Approximately $.5 million and $.3 million were deferred in 1995 and 1994, respectively.

   Unfunded Plan. The Railroad has an unfunded plan whereby 10% of an officer's combined salary and bonus in excess of a wage offset factor ($102,000 in 1995) is accrued and earns interest. Amounts accrued are paid when the employee leaves the Railroad, normally at retirement. Expenses for this plan were $.4 million, $.3 million and $.2 million in 1995, 1994 and 1993, respectively.

   Postemployment Benefit Plans. In addition to its retirement plans, the Railroad provides certain postemployment benefits such as long-term salary continuation and waiver of medical and life insurance co-payments while on long-term disability.

   Postretirement Plans. In addition to its retirement plans, the Railroad has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union-represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. The Railroad's contribution will be fixed at the 1999 year end rate for all subsequent years. Salaried retirees are covered by a life insurance plan which provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65. All benefits under this plan terminate in 1998. There are no plan assets and the Railroad funds these benefits as claims are paid.

   Effective January 1, 1993, the Railroad adopted the Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions" and the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." As a result of adopting these two standards, the Railroad recorded a decrease to Net Income of $84,000 (net of taxes of $46,000) as a cumulative effect of changes in accounting principles.

   The accumulated postretirement benefit obligations ("APBO") of the postretirement plans were as follows ($ in millions):

                                         December 31,
                                  1995                         1994
                         Medical        Life         Total     Total
Accumulated post-
 retirement
 benefit obligation:
  Retirees                 $14.2     $  2.2         $16.4     $17.7
  Fully eligible
      active plan
      participants            .9          -            .9        .6
  Other active plan
      participants           3.4          -           3.4       3.3
     Total APBO            $18.5     $  2.2          20.7      21.6

  Unrecognized net
      gain                                           18.4       8.9
  Accrued liability
      for postretirement
      benefits                                      $39.1     $40.5

   The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.5% at December 31, 1994. As a result of the change in general interest rates in 1995 on high quality investment vehicles, the Railroad lowered the weighted-average discount rate to 7.25% as of December 31, 1995. The change in rates resulted in approximately $1.9 million actuarial loss. The actuarial gains and losses along with actual experience gains, primarily fewer claims and lower medical rate inflation, resulted in a total $18.4 million unrecognized net gain as of December 31, 1995. In accordance with SFAS No. 106, the excess gain is subject to $1.2 million annual amortization based on an amortization period of approximately 13 years.

   The components of the net periodic postretirement benefits cost were as follows ($ in millions):

                                   Years Ending December 31,
                                    1995               1994
Service costs                     $   .1            $   .2
Interest costs                       1.7               2.4
Net amortization of
 excess gain                        (1.2)              (.1)
Net periodic post-
 retirement benefit costs        $    .6            $  2.5

   The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 12.0% for 1996 and is assumed to decrease gradually to 6.25% by 2002 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, the plan limits annual inflation for the Railroad's portion of such costs to 9.5% each year and caps the Railroad's contribution at the actual 1999 level. Therefore, an increase in the assumed health care cost trend rates by one percentage point in each year would have no impact on the Railroad's accumulated postretirement benefit obligation for the medical plans as of December 31, 1995, or the aggregate of the service and interest cost components of net periodic postretirement benefit expense in future years.

11.   Provision for Income Taxes

   In 1995 and 1994 tax benefits of $4.3 million and $5.0 million, respectively, were recorded to reflect the favorable resolution of prior-period tax issues. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 became law and increased the maximum corporate federal income tax rate from 34% to 35% retroactive to January 1, 1993. This change required the Railroad to record additional deferred income tax expense of approximately $3.1 million in 1993 to reflect the new tax rate's impact on net deferred income tax liability as of January 1, 1993.

   The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):

                                  Years Ended December 31,
                               1995          1994        1993
Current income tax:
  Federal                     $38.1         $39.9       $23.8
  State                         4.5           4.0          .9
Deferred income taxes          24.5          14.3        31.9
Provision  for Income
 Taxes                        $67.1         $58.2       $56.6

  The effective income tax rates for the years ended December 31, 1995, 1994 and 1993, were 34%, 34% and 38%, respectively. See Note 3 for the tax benefits associated with the 1995 and 1993 extraordinary losses. In 1993, state income taxes benefited from the utilization of state net operating losses.

  The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and the income taxes computed at the statutory rate are summarized below ($ in millions):

                                  Years Ended December 31,
                             1995           1994           1993
Expected tax expense
 computed at statutory
 rate                     $69.4  35%    $59.8  35%     $52.0   35%
Dividends received
 exclusion                  (.1)  -       (.3)  -        (.1)  -
Impact of OBRA 1993 rate
 change                       -   -         -   -          -    -
State income taxes, net
 of Federal tax effect      5.4   3       3.6    2        .6    -
Favorable resolution of
 prior period tax issues   (4.3) (2)     (5.0)  (3)        -    -
Other items, net           (3.3) (2)       .1    -       1.0    1
Provision for Income
 Taxes                    $67.1  34%    $58.2   34%     $56.6  38%

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

         At December 31, 1995, the Railroad, for tax or financial reporting purposes, had no Federal net operating loss carryovers.

         Deferred Income Taxes consisted of the following ($ in millions):

                                         December 31,
                                        1995      1994

Deferred tax assets                  $  79.5    $ 82.2
Less: Valuation allowance               (1.8)     (1.8)
Deferred tax assets, net of
  valuation allowance                   77.7      80.4
Deferred tax liabilities              (294.3)   (272.5)
Deferred Income Taxes                $(216.6)  $(192.1)

   The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

   Major types of deferred tax assets are: reserves not yet deducted for tax purposes ($66.7 million) and safe harbor leases ($11.5 million). Major types of deferred tax liabilities are: accelerated depreciation ($266.6 million), land basis differences ($11.0 million) and debt marked to market ($2.0 million).

   IC and its subsidiaries have a tax sharing agreement whereby each subsidiary's federal income tax and state income tax liabilities are determined on a separate company income tax basis as if it were not a member of IC's consolidated group, with no benefit for net operating losses or credit carryovers from prior years.

12.   Equity and Restrictions on Dividends

   The Railroad paid dividends to IC of $107.7 million in 1995, $42.5 million in 1994 and $27.4 million in 1993. Certain covenants of the Railroad's Revolver require specific levels of tangible net worth but not a specific dividend restriction. At December 31, 1995, the Railroad's tangible net worth exceeded the required level by approximately $71.9 million. In January 1996, the Railroad declared and paid a dividend of $12.0 million to IC.

   For the years ended December 31, 1995, 1994 and 1993, IC made capital contributions of $.5 million, $.5 million and $2.8 million, respectively, to the Railroad which was equivalent to the vested portion of the restricted IC common stock granted to various Railroad employees. Such restricted stock vests in equal installments through 1996.

13.   Contingencies, Commitments and Concentration of Risks

   The Railroad is self-insured for the first $5 million of each loss. The Railroad carries $245 million of liability insurance per occurrence, subject to an annual cap of $345 million in the aggregate for all losses. This coverage is considered by the Railroad's management to be adequate in light of the Railroad's safety record and claims experience.

   As of December 31, 1995, the Railroad had $.9 million of letters of credit outstanding as collateral primarily for surety bonds executed on behalf of the Railroad. Such letters of credit expire in 1996 and are automatically renewable for one year. The letters of credit reduced the maximum amount that could be borrowed under the Revolver. See Note 8.

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

14.   Disclosures about Fair Value of Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and Temporary Cash Investments. The carrying amount approximates fair value because of the short maturity of those instruments. Investments in U.S. corporate demand notes of $.2 million and $8.4 million included in Cash and Temporary Cash Investments as of December 31, 1995 and 1994, respectively, have been classified and accounted for as held to maturity securities.

   Investments. The Railroad has investments of $8.1 million in 1995 and $8.6 million in 1994 for which there are no quoted market prices. These investments are in joint railroad facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments, the carrying amount is a reasonable estimate of fair value. The Railroad's remaining investments ($5.4 million in 1995 and $4.7 million in 1994) are accounted for by the equity method.

   Loans to Affiliates. The Railroad makes loans to affiliates for specific periods not to exceed 180 days. The Railroad and the affiliates view these loans as a significant long-term investment or funding source and intend to issue replacement notes as maturities occur. Interest charged by the Railroad is based on LIBOR plus approximately 65 basis points and is established at each renewal date for the next term. The fair value of the Railroad's loans to affiliates is estimated based on the quoted market price on the current rates offered to the Railroad for debt of the same maturities.

   Long-Term Debt. The fair value of the Railroad's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Railroad for debt of the same remaining maturities.

   Derivative Financial Instruments. The fair value of diesel fuel collar agreements is the estimated amount that the Railroad would receive or pay to terminate the agreements as of year end, taking into account the current credit worthiness of the agreement counterparties.

   The estimated fair values of the Railroad's financial instruments are as follows ($ in millions):

                                        December 31,
                                   1995                  1994

                          Carrying     Fair       Carrying     Fair
                          Amount       Value      Amount       Value

Cash and temporary
 cash investments       $    3.0    $   3.0    $  12.2   $  12.2
Investments                  8.1        8.1        8.6       8.6
Loans to affiliates         26.9       26.9          -         -
Accounts payable
 (derivatives)                 -          -        (.1)      (.4)
Debt                      (384.6)    (420.5)    (307.3)   (308.6)


15. Subsequent Event - CCP Holdings, Inc. Acquisition

    On January 17, 1996, IC announced that it had entered into a definitive agreement to purchase all the stock of CCP Holdings, Inc., for approximately $125 million in cash, the assumption of approximately $14 million in net debt and approximately $18 million of capitalized lease obligations. IC expects to fund the acquisition using existing debt issued by the Railroad. The Railroad will transfer the funds to IC via a combination of dividends and intercompany loans. The purchase will not close until required regulatory approval from the STB is obtained, which is expected by no later than September 1996.

    IC will account for the transaction as a purchase. The total purchase price is subject to various potential adjustments for up to one year after the closing date.

     CCP Holdings, Inc., principal subsidiaries are the Chicago, Central and Pacific Railroad (CCP) and the Cedar River Railroad (CRR). These two railroads comprise a Class II freight system which operates 850 miles of road. CCP operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs north from Waterloo, Iowa to Albert Lea, Minnesota. CCP Holding, Inc.'s 1995 revenues were approximately $76 million, its operating ratio was approximately 70%, and its shareholders' equity was approximately $54 million at December 31, 1995.

16. Subsequent Event - UTU Agreement

   On November 10, 1995, the Railroad announced a tentative agreement with the United Transportation Union ("UTU") providing for prospective wage and work rule changes and a one-time payment of $60,000 per trainman. On February 28, 1996, the Railroad was notified by the UTU that its members had rejected the agreement. As a result, no amounts have been reflected in the Consolidated Financial Statements associated with this agreement. The Railroad will seek the counsel of the National Mediation Board who facilitated the agreement in November.

17. Selected Quarterly Financial Data - (Unaudited) ($ in millions):

                       First     Second    Third       Fourth
1995                   Quarter   Quarter   Quarter     Quarter

Revenues                $167.5   $156.2    $161.0      $159.1
Operating income          61.1     54.2      51.4        55.2
Income before
 extraordinary
 item, net                34.2     29.8      28.8        38.4
Net income                34.2     18.4      28.8        38.4

1994

Revenues                $147.5   $145.2    $146.7      $154.5
Operating income          48.6     44.1      43.8        55.9
Net income                26.9     24.7      25.1        36.0

1993

Revenues                $142.7   $132.1    $147.4      $142.5
Operating income          45.9     37.8      45.9        48.0
Income before extra-
 ordinary item and
 cumulative effect
 of changes in
 accounting
 principles               24.1     19.9      21.6        26.4
Net income  (loss)        24.0     (3.5)     21.6        26.4


                     ILLINOIS CENTRAL RAILROAD COMPANY
                             AND SUBSIDIARIES


                               F O R M  10-K

                       FINANCIAL STATEMENT SCHEDULE

                    SUBMITTED IN RESPONSE TO ITEM 14(a)


                     ILLINOIS CENTRAL RAILROAD COMPANY
                             AND SUBSIDIARIES


                                 I N D E X

                                    T O
                       FINANCIAL STATEMENT SCHEDULE
                    SUBMITTED IN RESPONSE TO ITEM 14(a)


Schedule for the three years ended December 31, 1995:

    II-Valuation and qualifying accounts  F-23

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




                    ILLINOIS CENTRAL RAILROAD COMPANY
                             AND SUBSIDIARIES
             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                              ($ in millions)

Year Ended December 31, 1995
                        Balance At Additions
                        Beginning  Charged   Payments       Balance
                           Of      To        And            At End
Classification             Year    Expense   (Charges)      Of Year

Accrued redundancy
 reserve                 $ 38.2    $ 3.0      $ 7.3        $ 33.9
Casualty and other
 reserves                  61.7     14.3       20.3          55.7
Environmental              13.3      5.3        5.7          12.9
Bad debt reserve            2.1      1.9        2.0           2.0
Taxes                       1.8        -          -           1.8
  Total                  $117.1    $24.5      $35.3        $106.3

Year Ended December 31, 1994

Accrued redundancy
 reserve                 $ 43.6    $ 1.8      $ 7.2        $ 38.2
Casualty and other
 reserves                  62.3     16.9       17.5          61.7
Environmental              11.9      4.4        3.0          13.3
Bad debt reserve            3.1      1.9        2.9           2.1
Taxes                       2.2        -        0.4           1.8
  Total                  $123.1    $25.0      $31.0        $117.1

Year Ended December 31, 1993

Accrued redundancy
 reserve                  $ 51.6   $ 1.8      $ 9.8        $ 43.6
Casualty and other
 reserves                   67.4    18.8       23.9          62.3
Environmental                9.9     2.9        0.9          11.9
Bad debt reserve             2.6     2.0        1.5           3.1
Taxes                        3.3       -        1.1           2.2
  Total                   $134.8   $25.5      $37.2        $123.1

             ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                            EXHIBIT INDEX
Exhibit                                                           Sequential
  No.                   Descriptions                               Page No.

 3.1 Articles of Incorporation of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registration Statement of Illinois Central Railroad Company on Form S-1. (SEC File No. 33-29269))

   3.2 By-Laws of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit
       3.2 to the Registration Statement of Illinois
       Central Railroad Company on Form S-1. (SEC File
       No. 33-29269))

   4.1 Form of 14-1/8% Senior Subordinated Debenture Indenture dated as of September 15, 1989 (the "Senior Subordinated Debenture Indenture") between Illinois Central Railroad Company and United States Trust Company of New York, Trustee (including the form of 14-1/8% Senior Subordinated Debenture included as Exhibit A therein). (Incorporated by reference to Exhibit 4.1 to the Registration Statement of Illinois Central Railroad Company on Form S-1, as amended. (SEC File No. 33-29269))

   4.2 Form of Pledge Agreement dated as of September 22, 1989, and amended and restated as of July 23, 1991, among Illinois Central Corporation and the Banks named therein that are or may become parties to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 22, 1989, and amended and restated as of July 23, 1991, among the Illinois Central Railroad Company and the Banks named therein and the Senior Note Purchasers that are parties to the Note Purchase Agreement dated as of July 23, 1991. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of Illinois Central Corporation on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-10720))

   4.3 Form of Note Purchase Agreement dated as of July 23, 1991, among Illinois Central Railroad Company, as issuer, and Illinois Central Corporation, as guarantor, for 10.02% Guaranteed Senior Secured Series A Notes due 1999 and for 10.4% Guaranteed Senior Secured Series B Notes due 2001 (including the Form of Series A Note and Series B Note included as Exhibits A-1 and A-2, respectively, therein). (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-7092))

 4.4 Form of Commercial Paper Dealer Agreement between Illinois Central Railroad Company and Lehman Commercial Paper, Inc. dated as of November 19, 1993. (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 1993 for Illinois Central Railroad Company filed March 16, 1994. (SEC File No. 1-7092))

 4.5 Form of Issuing and Paying Agency Agreement of the Illinois Central Railroad Company related to the Commercial Paper Program between Illinois Central Railroad Company and Bank America National Trust Company dated as of November 19, 1993, (including Exhibit A the Form of Certificated Commercial Paper
       Note included therein).  (Incorporated by reference to Exhibit
       4.11 to the Annual Report on Form 10-K for the year ended December 31, 1993 for Illinois Central Railroad Company filed March 16, 1994. (SEC File No. 1-7092))

 4.6 Toronto Dominion Credit Agreement (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended March 31, 1994. (SEC File No. 1-7092))

 4.7 Form of Receivables Purchase Agreement dated as of March 29, 1994, between Illinois Central Railroad Company and Golden Gate Funding Corporation. (Incorporated by reference to
       Exhibit 4.2 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended March 31, 1994. (SEC File No. 1-7092))

 4.8 Form of Note Purchase Agreement dated as of May 1, 1993, between Illinois Central Company and The First National Bank of Boston (Incorporated by reference to Exhibit 4.1 to the Registration Statement of Illinois Central Railroad Company on Form S-3. (SEC File No. 33-61410))

 4.9 Form of Second Amended and Restated Revolving Credit Agreement dated as of April 2, 1993, amended and restated as of October 27, 1993 and further amended and restated as of November 1, 1994, among Illinois Central Railroad Company and the Banks named therein (Incorporated by reference to Exhibit 4.14 to the Annual Report of Illinois Central Railroad Company on Form 10-K for the year ended December 31, 1994. (SEC File No. 1-
       7092))

 4.10 Form of Lease Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

  4.11 Form of Lease Agreement dated as of July 1, 1994 between IC Leasing Corporation III and Waterloo Railway Company. (Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

  4.12 Form of Options Agreement dated as of July 1, 1994, between
       IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

 4.13  Form of Options Agreement dated as of July 1, 1994, between
       IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.13 to the Annual Report on form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

 4.14 Third Amended and Restated Revolving Credit Agreement between Illinois Central Railroad Company and the banks named therein dated as of April 2, 1993, amended and restated as of October 27, 1993, further amended and restated as of November 1, 1994 and further amended and restated as of April 28, 1995. (Incorporated by reference to Exhibit 4.1 to the quarterly report of Illinois Central Railroad Company in Form 10-Q for the three months ended June 30, 1995. (SEC File No. 1-7092))

4.15 Form of Indenture dated as of April 1, 1995 between Illinois Central Railroad Company and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of Illinois Central Railroad Company dated April 12, 1995. (SEC File No. 33-58547))

4.16 Form of Fixed Rate Medium-Term Note dated as of May 1, 1995 between Illinois Central Railroad Company and Lehman Brothers Inc., Salomon Brothers, Inc and Smith Barney Inc. (Incorporated by reference to Exhibit 4.1 to the Current Report of Illinois Central Railroad Company of Form 8-K dated May 2, 1995. (SEC File No. 1-7092))

4.17 Form of Floating Rate Medium-Term Notes dated as of May 1, 1995 between Illinois Central Railroad Company and Lehman Brothers Inc, Salomon Brothers Inc and Smith Barney Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report of Illinois Central Railroad Company on Form 8-K dated May 2, 1995. (SEC File No. 1-7092))

 10.1* Form of supplemental retirement and savings plan.
       (Incorporated by reference to Exhibit 10C to the Registration Statement of Illinois Central Transportation Co. on Form 10 filed on October 7, 1988, as amended. (SEC File No. 1-10085))

 10.2 Form of indemnification agreement dated as of January 29, 1991, between Illinois Central Corporation and certain officers and directors. (Incorporated by reference to Exhibit
       10.9 to the Annual Report on Form 10-K for the year ended December 31, 1990, for the Illinois Central Corporation filed on April 1, 1991. (SEC File No. 1-10720))

 10.3* Form of IC Long-Term Incentive Option Plan.  (Incorporated by
       reference to Exhibit 10.17 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1. (SEC File Nos. 33-36321 and 33-36321-
       01))

 10.4 Railroad Locomotive Lease Agreement between IC Leasing Corporation I and Illinois Central Railroad Company dated as of September 5, 1991. (Incorporated by reference to Exhibit
       10.9 to the Annual Report on Form 10-K for the year ended December 31, 1991 for the Illinois Central Railroad Company filed March 12, 1992. (SEC File No. 1-7092))

 10.5 Railroad Locomotive Lease Agreement between IC Leasing Corporation II and Illinois Central Railroad Company dated as of January 14, 1993. (Incorporated by reference to Exhibit
       10.6 to the Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois Central Railroad Company filed March 5, 1993. (SEC File No. 1-7092))

 10.6* Form of the Illinois Central Railroad Company Executive
       Performance Compensation Program (Incorporated by reference to Exhibit 10.1 to the report on Form 8-K of the Illinois
       Central Railroad Company  dated as of July 29, 1994. (SEC File
       No. 1-7092))

 10.7* Form of the Illinois Central Railroad Company Supplemental
       Executive Retirement Plan (Incorporated by reference to
       Exhibit 10.2 to the report on Form 8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1-
       7092))

 10.8* Form of the Illinois Central Railroad Company Executive
       Deferred Compensation Plan (Incorporated by reference to
       Exhibit 10.3 to the report on Form 8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1-
       7092))

10.9*  Form of Illinois Central Railroad Company Performance
       Compensation Program (Incorporated by reference to Exhibit
       10.4 to the report on Form 8-K of the Illinois Central
       Railroad Company dated as of July 29, 1994. (SEC File No. 1-
       7092)

10.10  Form of Illinois Central Railroad Company Union Employees'
       Savings Plan. (Incorporated by reference to Registration
       Statement of Illinois Central Corporation on Form S-8. (SEC File No. 33-61095))

 21    Subsidiaries of Registrant                       (Included at E-6)

 27    Financial Data Schedule                                  (A)


  (A) Included herein but not reproduced.