Form 10-Q
period 1996-03-31
ILLINOIS CENTRAL RAILROAD CO
filed 1996-05-10
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended            March 31, 1996

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

            YES   X                               NO

      As of March 31, 1996, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CENTRAL
CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS H(1) (a) AND (b) OF THE FORM 10-Q AND IS THEREFORE
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                   FORM 10-Q

                       Three Months Ended March 31, 1996

                                    CONTENTS

Part I - Financial Information:

 Item 1.  Financial Statements:

Consolidated Statements of Income                            3

Consolidated Balance Sheets                                  4

Consolidated Statements of Cash Flows                        5

Notes to Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of  Operations     7

Part II - Other Information:

Item 6.   Exhibits and Reports on Form 8-K                  11

 Signatures                                                 12


                     ILLINOIS CENTRAL RAILROAD COMPANY
                     Consolidated Statements of Income
                            ($ in millions)
                               (Unaudited)

                                                    Three Months
                                                   Ended March 31,
                                                   1996        1995
Revenues                                       $  162.3   $   167.5

Operating expenses:
      Labor and fringe benefits                    47.2        46.8
      Leases and car hire                          13.7        16.0
      Diesel fuel                                   8.8         8.8
      Materials and supplies                        8.3        10.1
      Depreciation and amortization                 8.0         6.8
      Casualty, insurance and losses                4.2         6.2
      Other taxes                                   5.1         5.1
      Other                                         9.2         6.6
    Operating expenses                            104.5       106.4

    Operating income                               57.8        61.1

    Other income, net                               0.5         0.3
    Interest expense, net                          (6.8)       (6.7)

    Income before income taxes                     51.5        54.7
    Provision for income taxes                     21.3        20.5

    Net income                                 $   30.2   $    34.2

    The following notes are an integral part of the consolidated financial statements.

            ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Balance Sheets
                           ($ in millions)
                            (Unaudited)

ASSETS                          March 31, 1996    December 31, 1995
 Current assets:
  Cash and temporary cash
   investments                          $8.2          $3.0
   Receivables, net of allowance
     for doubtful accounts of $1.4
     in 1996 and $2.0 in 1995           52.4          46.0
    Materials and supplies, at
     average cost                       15.7          14.9
    Assets held for disposition            -           7.7
    Loans to affiliates                 22.8          11.7
    Deferred income taxes - current     18.4          19.1
    Other current assets                 5.0           2.5
     Total current assets              122.5         104.9

 Investments                            13.2          13.5

 Loans to affiliates                    14.0          26.9

 Properties:
    Transportation:
     Road and structures,
      including land                 1,059.2       1,052.1
       Equipment                       152.0         143.5
    Other, principally land             41.6          41.0
       Total properties              1,252.8       1,236.6
    Accumulated depreciation           (35.4)        (37.1)
       Net properties                1,217.4       1,199.5

 Other assets                           15.1          14.7
           Total assets             $1,382.2      $1,359.5

                 LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
      Current maturities of
        long-term debt              $   11.0       $  10.7
      Accounts payable                  56.8          52.1
      Dividends payable                    -             -
      Income taxes payable              14.4           6.9
      Casualty and freight claims       24.9          24.9
      Employee compensation and
       vacations                        14.0          16.9
      Taxes other than income
       taxes                            12.5          16.3
      Accrued redundancy reserves        4.3           4.3
      Other accrued expenses            32.8          28.4
       Total current liabilities       170.7         160.5

 Long-term debt                        378.2         373.9
 Deferred income taxes                 243.1         235.7
 Other liabilities and reserves        112.5         124.4

 Contingencies and commitments
 Stockholder's equity:
    Common stock authorized,
    issued and outstanding
   100 shares, $1 par value                -             -
   Additional paid-in capital          129.8         129.6
      Retained income                  347.9         335.4
      Total stockholder's equity       477.7         465.0
       Total liabilities and
        stockholder's equity        $1,382.2      $1,359.5

 The following notes are an integral part of the consolidated financial statements.


          ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flors
                         ($ in millions)
                           (Unaudited)

                                           Three Months Ended March 31
                                           1996                  1995
Cash flows from operating activities :
   Net income                           $  30.2              $   34.2
   Reconciliation of net income to
    net cash provided by (used for)
    operating activities :
    Depreciation and amortization           8.0                   6.8
    Deferred income taxes                   8.1                   4.7
    Equity in undistributed earnings
     of affiliates,  net of dividends
     received                               0.1                  (0.2)
    Net gains on sales of real estate      (0.4)                  0.2
    Cash changes in working capital         2.2                   1.5
    Changes in other assets                (0.5)                 (0.4)
    Changes in other liabilities and
     reserves                             (11.6)                  2.0
    Net cash provided by operating
     activities                            36.1                  48.8

Cash flows from investing activities :
   Additions to properties                (24.5)                (21.1)
   Proceeds from real estate sales          0.8                   1.3
   Proceeds from equipment sales            0.6                   0.6
   Proceeds from sales of investments       0.1                   0.1
   Intercompany loans                       1.8                  (0.6)
   Other                                   (2.3)                 (0.4)
Net cash (used for) investing activities  (23.5)                (20.1)

Cash flows from financing activities :
   Proceeds from issuance of debt             -                     -
   Principal payments on debt              (0.4)                 (3.2)
   Net proceeds (payments) in commercial
    paper                                   5.0                  10.0
   Dividends paid                         (12.0)                (22.3)
   Purchase of subsidiary's common stock      -                  (0.1)
    Net cash (used for) financing
     activities                            (7.4)                (15.6)
Changes in cash and temporary cash
 investments                                5.2                  13.1
Cash and temporary cash investments at
 beginning of period                        3.0                  12.2
Cash and temporary cash investments at
 end of period                          $   8.2              $   25.3

Supplemental disclosure of cash flow information :
   Cash paid during the year for:
      Interest (net of amount
       capitalized)                     $   5.8              $    9.0
      Income taxes                      $   4.4              $    0.7

The following notes are an integral part of the consolidated financial statements.

                         ILLINOIS CENTRAL RAILROAD COMPANY
                                 AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

     Except as described below, the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1995 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1995 amounts have been reclassified to conform with the presentation used in the 1996 financial statements.

     Income Per Share

     Income per common share has been omitted as the Railroad is a wholly-owned subsidiary of Illinois Central Corporation ("IC").

2.   Equity and Restrictions on Dividends

     To date, the Railroad has paid dividends of $24.2 million in 1996. The Railroad is no longer subject to specific dividend restrictions. Covenants of the Railroad's Revolver require specified levels of tangible net worth. At March 31, 1996, the Railroad exceeded its tangible net worth covenant by $73.9 million.


3.   CCP Holdings, Inc. Acquisition

     On January 17, 1996, IC announced that it had entered into a definitive agreement to purchase all the stock of CCP Holdings, Inc., for approximately $125 million in cash, the assumption of approximately $14 million in net debt and approximately $18 million of capitalized lease obligations. IC expects to fund the acquisition using its credit lines and debt issued by the Railroad. The Railroad will transfer the funds to IC via a combination of dividends and intercompany loan. On April 30, 1996, the STB announced they had voted in favor of the acquisition. On April 30, 1996, the STB announced they had voted in favor of the acquisition. Formal written approval, including an effective date of the order, is required before the transaction can be closed. IC expects the closing to occur in late June or early July.

     CCP Holdings, Inc. has two principal subsidiaries, the Chicago, Central and Pacific Railroad (CCP) and the Cedar River Railroad
     (CRR). These two railroads comprise a Class II freight system which operates 850 miles of road. CCP operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs north from Waterloo, Iowa to Albert Lea, Minnesota. CCP Holdings, Inc.'s 1995 revenues were approximately $76 million, its operating ratio was approximately 70%, and its shareholders' equity was approximately $54 million at December 31, 1995.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The discussion below takes into account the financial condition and results of operations of the Railroad for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March
31, 1995

 Revenues for 1996 decreased from the prior year quarter by $5.2 million or 3.1% to $162.3 million. The decrease was a result of a 8.2% decrease in the number of carloadings partially offset by a .5% increase in the average freight revenue per carload. In 1996, the Railroad experienced decreased carloadings in coal (26.0%), chemicals (7.9%), paper (4.1%) and grain and grain mill products (12.5%), partially offset by increased intermodal loads (8.0%).

 Operating expenses overall declined in the first quarter of 1996 $1.9 million or 1.8%. On a component basis: labor and fringe costs rose reflecting the wage increases negotiated with eight of the eleven unions; leases and car hire declined as a result of decreased traffic volume and continued conversion to ownership and better car management stressing better car turnover; the decline in material and supplies reflects the winding down of the 1995 wheel replacement program; depreciation reflects the shift to ownership; casualty, insurance and losses declined despite a significant derailment primarily on the strength of savings which are a direct result of improved safety and lower settlement costs; and the increase in Other over 1995 is the direct result of losses of joint facility income when another carrier stopped using our track in southern Illinois and an increase in various equipment related costs.

 Operating income for 1996 decreased by $3.3 or 5.4% to $57.8 million for the reasons cited above.

 Net interest expense of $6.8 million for 1996 increased 1.5% compared to $6.7 million in 1995. Increased debt burden primarily associated with equipment additions account for the increase in interest expense.

Liquidity and Capital Resources

Operating Data:
                                           Three Months Ended March 31,
                                               1996         1995
                                                   ($ in millions)
Cash flows provided by (used for):
   Operating activities                      $ 36.1       $ 48.8
   Investing activities                       (23.5)       (20.1)
   Financing activities                       ( 7.4)       (15.6)
     Net change in cash and
       temporary cash investments           $   5.2       $ 13.1

   Operating activities in 1996 provided $36.1 million in cash, primarily from net income before depreciation and deferred taxes.

Additions to property  were as follows:
                                           Three Months Ended March 31,
                                           1996              1995
                                               ($ in millions)

   Communications and signals             $  2.9         $  1.5
   Equipment-rolling stock                   9.6            7.1
   Track and bridges                         9.7           10.6
   Other                                     2.3            1.9
        Total                             $ 24.5         $ 21.1

   Property retirements and removals generated proceeds of $1.4 million and $1.9 million in 1996 and 1995, respectively.

   The Railroad anticipates that capital expenditures for 1996 will be approximately $114 million of which $83 million of base expenditures will concentrate on track maintenance (i.e., renewal of track
structures such as bridges) and freight car upgrades.   Approximately
$20 million will be incurred to expand the Railroad's intermodal facility in Chicago to service Canadian National Railway. These expenditures are expected to be met from current operations or other available sources.

   The Railroad has a commercial paper program whereby a total of $150 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the Railroad's lending group (see below). At March 31, 1996, the commercial paper has been rated A2, P2 and F2 and $62.0 million was outstanding. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term.
The Railroad's public debt is rated Baa2 by Moody's and BBB by S&P.

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At March 31, 1996, $48 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $.8 million for each of the three month periods ended March 31, 1996 and 1995.

   In April 1996, the Railroad concluded negotiations with its bank lending group whereby the Railroad's $250 million Revolver was amended and restated, for the fourth time since becoming unsecured in September 1993. The amendment reduced various facility fees and borrowing spreads, lowered the tangible net worth requirement beginning in the second quarter and changed the expiration date to 2001. Fees and borrowing spreads are predicated on the Railroad's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus
22.5 basis points. The Revolver will be used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At March 31, 1996, the $250 million was limited to $188.0 million because $62.0 million in commercial paper was outstanding.

   The Railroad believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.
Additionally, the Railroad believes it has access to the public debt market if needed.

   Various borrowings of the Railroad are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at March 31, 1996, and management does not anticipate any difficulty in maintaining such compliance.

   Certain covenants of the Railroad's debt agreements require specific levels of tangible net worth but not a specific dividend restriction. The Railroad paid dividends to IC of $107.7 million in 1995, $42.5 million in 1994 and $27.4 million in 1993. At March 31, 1996, the Railroad's tangible net worth exceeded the former level by approximately $73.9 million. The calculation under the new levels will be done at June 30, 1996. To date in 1996, the Railroad has declared and paid dividends of $24.2 million to IC.

   The Railroad has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 65% of the Railroad's short-term diesel fuel requirements through June 1996 and 17% for the period July 1996 through June 1997 are protected against significant price changes.

   The Railroad continues to negotiate with its three remaining operating unions on a local level, while no agreements are pending agreements may be reached that require significant lump sum payments. It is too early to determine if separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.
Environmental Liabilities

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

   The Railroad is aware of approximately 30 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up. The Railroad paid approximately $6.3 million in 1995 toward the investigation and remediation of those sites, and anticipates future expenditures of between $1 million and $2 million annually. Furthermore, recent amendments to the Clean Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

   For all known sites of environmental contamination where Railroad loss or liability is probable, the Railroad has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Railroad liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Railroad`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At March 31, 1996, the Railroad estimated the probable range of its estimated liability to be $12.6 million to $48.5 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $12.6 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution where the Railroad is primarily liable.

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

CCP Holdings, Inc. Acquisition

   On January 17, 1996, IC announced that it had entered into a definitive agreement to purchase all the stock of CCP Holdings, Inc., for approximately $125 million in cash, and the assumption of approximately $14 million in net debt and approximately $18 million of capitalized lease obligations. IC expects to fund the acquisition using funds from its existing line of credit and the proceeds of public debt issued by the Railroad. The Railroad will transfer the funds to IC via a combination of dividends and intercompany loans. On April 30, 1996, the STB announced they had voted in favor of the acquisition. Formal written approval, including an effective date of the order, is required before the transaction can be closed. IC expects the closing to occur in late June or early July.

Recent Accounting Pronouncements

   In March 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held or used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Adoption of this standard on January 1, 1996 did not require adjustment to the carrying amount of any long-lived assets or intangibles.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. The Railroad has elected to measure compensation cost using the intrinsic value based method as permitted under SFAS 123.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:
         See Exhibit Index on page E-1

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




Date: May 9, 1996

                ILLINOIS CENTRAL RAILROAD COMPANY  AND SUBSIDIARIES
                                   EXHIBIT INDEX

Exhibit                                             Sequential
  No.                   Description                  Page No.

10            Form of Illinois Central Railroad
               Company Incentive 2000 Plan               A


(A)  Included herein as filed but not reproduced