Form 10-Q
period 1996-06-30
ILLINOIS CENTRAL RAILROAD CO
filed 1996-08-13
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended            June 30, 1996

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

         YES   X                               NO

      As of June 30, 1996, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CENTRAL
CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS H(1) (a) AND (b) OF THE FORM 10-Q AND IS THEREFORE
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                   FORM 10-Q

                         Six Months Ended June 30, 1996


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

Exhibit Index                                              E-1

            ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                      Consolidated Statemements of Income
                                 ($in millions)
                                  (Unaudited)

                           Three Months             Six Months
                           Ended June 30,           Ended June
                           1996       1995         1996        1995
Revenues                 $149.4     $156.5       $312.0      $324.5

Operating expenses:
Labor and fringe
 benefits                  44.3       47.5         91.5        94.3
Leases and car hire        14.2       12.4         27.9        28.3
Diesel fuel                 8.4        8.3         17.2        17.1
Materials and supplies      7.6        8.4         15.9        18.6
Depreciation and
 amortization               7.6        7.9         15.6        14.7
Casualty, insurance and
 losses                     0.9        1.4          5.1         7.6
Other taxes                 3.4        5.4          8.5        10.5
Other                      10.7       11.0         20.2        18.1
Operating expenses         97.1      102.3        201.9       209.2

Operating income           52.3       54.2        110.1       115.3

Other income, net           1.1        1.2          1.6         1.5
Interest expense, net      (6.2)      (7.7)       (13.0)      (14.4)

Income before income
 taxes and extraordinary
 item, net                 47.2       47.7         98.7       102.4

Provision for income
 taxes                     17.7       17.9         39.0        38.4

Income before extra-
 ordinary item, net        29.5       29.8         59.7        64.0

Extraordinary item, net       -      (11.4)           -       (11.4)
Net income                $29.5      $18.4        $59.7       $52.6

    The following notes are an integral part of the consolidated financial statements.

                                      -3-


                ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                  ($ in millions)
                                    (Unaudited)

                                 June 30,     December 31,
                                  1996           1995
ASSETS

Current Assets:
 Cash and temporary cash
  investments                    $9.6            $3.0
 Receivables, net of
  allowance for doubtful
  accounts of $1.5 in 1995
  and $2.0 in 1995               47.6            46.0
 Materials and supplies,
  at average cost                15.5            14.9
 Assets held for disposition        -             7.7
 Loans to affiliates             15.9            11.7
 Deferred income taxes-current   18.5            19.1
 Other current assets             5.8             2.5
  Total current assets          112.9           104.9

Investments                      13.4            13.5

Loans to affiliates              79.9            26.9

Properties:
 Transportation:
  Road and structures, including
   land                       1,075.8         1,052.1
  Equipment                     158.3           143.5
 Other, principally land         41.5            41.0
  Total properties            1,275.6         1,236.6
 Accumulated depreciation       (35.2)          (37.1)
  Net properties              1,240.4         1,199.5

Other assets                     14.7            14.7
      Total assets          $ 1,461.3       $ 1,359.5

         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term
   debt                          $5.6           $10.7
  Accounts payable               46.6            52.1
  Income taxes payable            2.9             6.9
  Casualty and freight claims    24.9            24.9
  Employee compensation and
   vacations                     17.1            16.9
  Taxes other than income taxes  12.4            16.3
  Accrued redundancy reserves     4.3             4.3
  Other accrued expenses         35.8            28.4
    Total current liabilities   149.6           160.5

Long-Term debt                  505.2           373.9
Deferred income taxes           249.3           235.7
Other liabilities and reserves  112.5           124.4

Congingencies and commitments

Stockholder's equity:
 Common stock authorized, issued
 and outstanding $100 shares, $1
 par value                          -               -
 Additional paid - in capital   129.5           129.6
 Retained income                315.2           335.4
  Total stockholder's equity    444.7           465.0
  Total liabilities and stock-
   holder's equity          $ 1,461.3       $ 1,359.5

The following notes are an integral part of the consolidated financial statements.

                                        -4-


                ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  ($ in millions)
                                    (Unaudited)

                                         Six Months Ended June 30,
                                               1996          1995
Cash flows from operating activities:
   Net income                               $  59.7      $   52.6
   Reconciliation of net income to net
    cash provided by (used for)
    operating activities :
     Extraordinary item, net                      -          11.4
     Depreciation and amortization             15.6          14.7
     Deferred income taxes                     14.2           9.8
     Equity in undistributed earnings
      of affiliates, net of dividends
      received                                 (0.1)         (0.3)
     Net gains on sales of real estate         (1.4)         (0.2)
     Cash changes in working capital          (11.3)        (11.0)
     Changes in other assets                   (0.1)         (2.5)
     Changes in other liabilities
      and reserves                            (11.9)         (4.0)
      Net cash provided by operating
       activities                              64.7          70.5

Cash flows from investing activities :
   Additions to properties                    (53.5)        (49.1)
   Proceeds from real estate sales              2.4           1.5
   Proceeds from equipment sales                2.0           1.5
   Loans to affiliates                        (57.2)            -
   Proceeds from sales of investments           0.2         (17.8)
   Other                                       (3.8)         (1.0)
     Net cash (used for) investing
      activities                             (109.9)        (64.9)

Cash flows from financing activities :
   Proceeds from issuance of debt                 -         200.0
   Principal payments on debt                  (5.0)       (222.3)
   Net proceeds (payments) in commercial
    paper                                     131.0          55.0
   Dividends paid                             (74.2)        (41.3)
   Purchase of subsidiary's common stock          -          (0.1)
      Net cash provided by (used for)
       financing activities                    51.8          (8.7)
Changes in cash and temporary cash
 investments                                    6.6          (3.1)
Cash and temporary cash investments at
 beginning of period                            3.0          12.2
Cash and temporary cash investments at end
 of period                                  $   9.6      $    9.1

Supplemental disclosure of cash flow information :
   Cash paid during the year for:
      Interest (net of amount capitalized)  $  14.3      $   19.5
      Income taxes                          $  27.6      $   27.6

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

2.  Equity and Restrictions on Dividends

    For the six month period ended June 30, 1996, the Railroad has paid cash dividends of $74.2 million to IC. The Railroad is no longer subject to specific dividend restrictions. Covenants of the Railroad's Revolver require specified levels of tangible net worth. At June 30, 1996, the Railroad exceeded its tangible net worth covenant by $30.6 million.

    In March 1996, the Railroad transferred its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock to IC. The book value of the CIC investment was $5.7 million.

3.  CCP Holdings, Inc. Acquisition

    On June 12, 1996, the Railroad used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to IC and to loan $59.9 million (5.625% per annum) to IC. IC used the $109.9 million and its bank credit lines to acquire CCP Holdings, Inc. ("CCPH"). The transaction closed June 13, 1996, following the effective date of the approval order issued by the Surface Transportation Board ("STB").

    CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of road. CCPR operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa north to Albert Lea, Minnesota.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion below takes into account the financial condition and results of operations of the Railroad for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June
30, 1995

    Revenues for 1996 decreased from the prior year quarter by $7.1 million or 4.5% to $149.4 million. The decrease was a result of a 4.2% decrease in the number of carloadings coupled with a 1.7% decrease in the average freight revenue per carload. The most significant factor affecting both declines was the lack of export grain in 1996 compared with the high levels of 1995. In 1996, the Railroad experienced decreased carloadings in coal (9.4%), paper and forest products (3.6%) and grain and grain mill products (20.0%), partially offset by increased intermodal loads (13.4%).

    Operating expenses overall declined in the second quarter of 1996 $5.2 million or 5.1%. On a component basis: labor and fringe costs declined reflecting decreased volume and less overtime primarily caused by congestion in 1995 offset by the wage increases negotiated with eight of the eleven unions; leases and car hire reflect normal operations, whereas last year reflects the favorable effects of adjustments for capitalized leases; the decline in material and supplies reflects the winding down of the 1995 AAR mandated wheel replacement program; other taxes declined reflecting actual expenses versus the previously recorded estimates; and casualty, insurance and losses reflect insurance claim settlements of approximately $2.5 million each period.

    Operating income for 1996 decreased by $1.9 or 3.5% to $52.3 million for the reasons cited above.

    Net interest expense of $6.2 million for 1996 decreased 19.4% compared to $7.7 million in 1995. The 1996 expense includes $.3 million from increased commercial paper borrowings to support the $109.9 million transferred to the Railroad's parent in June 1996. Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
1995

    Revenues for 1996 decreased from the prior year by $12.5 million to $312.0 million. The decrease was a result of a 6.3% decrease in the number of carloadings coupled with a .6% decrease in the average revenue per carload. In 1996, the Railroad experienced decreased carloadings in coal (18.3%), chemicals (4.0%) grain and grain products (15.9%) paper and forest products (2.8%) partially offset by increased intermodal loads (10.7%).

    Operating expenses overall declined in 1996 $7.3 million or 3.5%. On a component basis: labor and fringe costs declined reflecting decreased volume and less overtime offset by the wage increases negotiated with eight of the eleven unions; the decline in material and supplies reflects the winding down of the 1995 wheel replacement program; casualty, insurance and losses declined on the strength of savings which are a direct result of improved safety and lower settlement costs; other taxes declined reflecting actual expenses versus the previously recorded estimates; and the increase in Other over 1995 is the direct result of losses of joint facility income when another carrier stopped using our tracks in southern Illinois and an increase in various equipment related costs.

    Operating income for 1996 decreased by $5.2 million or 4.5% to $110.1 million for the reasons cited above.

    Net interest expenses of $13.0 million for 1996 decreased 9.7% compared to $14.4 million in 1995. The 1996 expense includes $.3 million from increased commercial paper borrowings to support the $109.9 million transferred to the Railroad's parent in June 1996. Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.


Liquidity and Capital Resources

Operating Data:

                                           Six Months Ended June 30,
                                              1996           1995
                                              ($ in millions)
Cash flows provided by (used for):
   Operating activities                     $  64.7       $ 70.5
   Investing activities                      (109.9)       (64.9)
   Financing activities                        51.8         (8.7)
     Net change in cash and
       temporary cash investments          $    6.6      $  (3.1)

   Operating activities in 1996 provided $64.7 million in cash, primarily from net income before depreciation and deferred taxes.

Additions to property  were as follows:

                                           Six Months Ended June 30,
                                              1996        1995
                                               (in millions)

   Communications and signals                $  5.7      $  3.6
   Equipment-rolling stock                     17.5        19.3
   Track and bridges                           24.0        21.7
   Other                                        6.3         4.5
        Total                                $ 53.5      $ 49.1

   Property retirements and removals generated proceeds of $4.4 million and $3.0 million in 1996 and 1995, respectively.

   The Railroad anticipates that capital expenditures for 1996 will be approximately $114 million of which $83 million of base expenditures will concentrate on track maintenance (i.e., renewal of track structure
including bridges) and freight car upgrades.   Approximately $20
million will be incurred to expand the Railroad's intermodal facility in Chicago to serve Canadian National Railway. These expenditures are expected to be met from current operations or other available sources.

   The Railroad has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the Railroad's lending group (see below). At June 30, 1996, the commercial paper has been rated A2, P2 and F2 and $188.0 million was outstanding. The average interest rate on commercial paper for the six month period ended June 30, 1996 was 5.61% with a range of 5.41% to 6.06%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term. The Railroad's public debt is rated Baa2 by Moody's and BBB by S&P.

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At June 30, 1996, $50 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $1.5 million and $1.8 million for the six month periods ended June 30, 1996 and 1995, respectively.

   In April 1996, the Railroad concluded negotiations with its bank lending group whereby the Railroad's $250 million Revolver was amended and restated, for the fourth time since becoming unsecured in September 1993. The amendment reduced various facility fees and borrowing spreads, lowered the tangible net worth requirement beginning in the second quarter and extended the expiration date to 2001. Fees and borrowing spreads are predicated on the Railroad's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus
22.5 basis points. The Revolver will be used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At June 30, 1996, the $250 million was limited to $62.0 million because $188.0 million in commercial paper was outstanding.

   On July 30, 1996, the Railroad issued $50 million of 7.12% medium term notes due 2001 and $30 million of 6.85% medium term notes due 1999 (together the "MTN's). The MTN's were issued under a $200 million shelf registration declared effective July 23, 1996.

   The Railroad has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 17% of the Railroad's short-term diesel fuel requirements for the period July 1996 through June 1997 are protected against significant price changes.

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

   Various borrowings of the Railroad are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at June 30, 1996, and management does not anticipate any difficulty in maintaining such compliance.

   Certain covenants of the Railroad's debt agreements require specific levels of tangible net worth but not a specific dividend restriction. The Railroad paid dividends to IC of $107.7 million in 1995, $42.5 million in 1994 and $27.4 million in 1993. At June 30, 1996, the Railroad exceeded its tangible net worth covenant by $30.6 million. Through July 1996, the Railroad has declared and paid total dividends of $94.4 million to IC, which includes the March 1996 transfer by the Railroad of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

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

   For all known sites of environmental contamination where Railroad loss or liability is probable, the Railroad has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Railroad liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Railroad`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At June 30, 1996, the Railroad estimated the probable range of its estimated liability to be $13.9 million to $48.5 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $13.9 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution where the Railroad is primarily liable.

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

CCP Holdings, Inc. Acquisition

   On June 12, 1996, the Railroad used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to IC and to loan $59.9 million (5.625% per annum) to IC. IC used the $109.9 million and its bank credit lines to acquire CCP Holdings, Inc. ("CCPH"). The transaction closed June 13, 1996, following the effective date of the approval order issued by the Surface Transportation Board ("STB").

   CCPH has two principal operating subsidiaries - the Chicago
Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of road. CCPR operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa north to Albert Lea, Minnesota.

Recent Accounting Pronouncements

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

   In June 1996, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 125-Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standard is effective for events occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted. The Railroad is reviewing the standard to ascertain its impact on its receivable sales program. No determination has been made to date.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:
                See Exhibit Index on page E-1

   (b)  Reports on Form 8-K:
        Form 8-K in response to Item 5, was filed May 15, 1996.
        Amendment No. 1 to this Form 8-K was filed July 15, 1996.


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





                                   ILLINOIS CENTRAL RAILROAD COMPANY




                                   /s/   DALE W. PHILLIPS
                                         Dale W. Phillips
                                         Vice President &
                                         Chief Financial Officer




                                   /s/ JOHN V. MULVANEY
                                       John V. Mulvaney
                                       Controller




Date: August  13, 1996

                ILLINOIS CENTRAL RAILROAD COMPANY  AND SUBSIDIARIES
                                   EXHIBIT INDEX


Exhibit                                                    Sequential
  No.                    Description                       Page No.


  4 Amendment No. 1, dated as of April 29, 1996 to the Third Amended and Revolving Credit
         Agreement,between Illinois Central Railroad
         Company and The First National Bank of Boston initially dated as of April 2, 1993, amended and restated as of October 27, 1993,further amended and restated as of November 1, 1994,and further amended and restated as of April 28, 1995.

 27 Financial Data Schedule (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for the purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).


(A)  Included herein as filed but not reproduced