Form 10-Q
period 1996-09-30
ILLINOIS CENTRAL RAILROAD CO
filed 1996-11-08
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      September 30, 1996

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

           YES   X                               NO

      As of September 30, 1996, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CENTRAL
CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS H(1) (a) AND (b) OF THE FORM 10-Q AND IS THEREFORE
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                     ILLINOIS CENTRAL RAILROAD COMPANY
                               AND SUBSIDIARIES
                                  FORM 10-Q

               Quarter and Nine Months Ended September 30, 1996


                                   CONTENTS


Part I - Financial Information:                         Page

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

Exhibit Index                                           E-1




          ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                  Consolidated Statements of Income
                             ($ in millions)
                               (Unaudited)

                            Three Months        Nine Months
                     Ended September 30,     Ended September 30,
                      1996        1995         1996        1995

Revenues          $  150.8   $   161.3     $  462.8   $   485.8

Operating expenses:
Labor and fringe
 benefits             44.5        50.2        136.0       144.5
Leases and car
 hire                 14.5        18.7         42.4        47.0
Diesel fuel            7.8         8.1         25.0        25.2
Materials and
 supplies              7.9         8.8         23.8        27.4
Depreciation and
 amortization          7.6         7.2         23.2        21.9
Casualty, insurance
 and losses            3.6         3.5          8.7        11.1
Other taxes            5.0         3.0         13.5        13.5
Other                  5.0        10.4         25.2        28.5
Operating expenses    95.9       109.9        297.8       319.1

Operating income      54.9        51.4        165.0       166.7

Other income, net      0.1         0.7          1.7         2.2
Interest expense,
 net                  (6.7)       (6.0)       (19.7)      (20.4)

Income before income
taxes and
extraordinary item,
net                    48.3        46.1        147.0       148.5

Provision for income
 taxes                 18.1        17.3         57.1        55.7

Income before
extraordinary item     30.2        28.8         89.9        92.8

Extraordinary item,
net                       -           -            -       (11.4)

Net income         $   30.2   $    28.8     $   89.9   $    81.4


The following notes are an integral part of the consolidated financial statements.

                   ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             ($ in millions)
                             (Unaudited)

ASSETS                      September 30, 1996     December 31, 1995
Current assets:
 Cash and temporary cash
  investment                  $     8.5               $     3.0
 Receivables, net of
  allowance for doubt of $1.5
  in 1996 and $2.0 in 1995         82.3                    79.3
 Materials and supplies,
  at average cost                  18.9                    14.9
 Assets held for disposition        2.3                     7.7
 Loans to affiliates               15.4                    11.7
 Deferred income taxes
  - current                        18.5                    19.1
 Other current assets               5.7                     2.5
 Total current assets             151.6                   138.2

Investments                        13.5                    13.5

Loans to affiliates                77.6                    26.9

Properties:
Transportation:
 Road and structures,
  including land                1,094.7                 1,052.1
 Equipment                        160.1                   143.5
 Other, principally land           41.5                    41.0
 Total properties               1,296.3                 1,236.6
 Accumulated depreciation         (36.5)                  (37.1)
 Net properties                 1,259.8                 1,199.5

Other assets                       15.3                    14.7
Total assets                  $ 1,517.8               $ 1,392.8

                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of
 long-term debt               $     2.9               $    10.7
Accounts payable                   51.3                    52.1
Income taxes payable                  -                     6.9
Casualty and freight claims        24.9                    24.9
Employee compensation and
 vacations                         14.3                    16.9
Taxes other than income
 taxes                             11.8                    16.3
Accrued redundancy reserves         4.2                     4.3
Other accrued expenses             76.0                    61.7
Total current liabilities         185.4                   193.8

Long-term debt                    508.5                   373.9
Deferred income taxes             253.8                   235.7
Other liabilities and
 reserves                         109.6                   124.4

Contingencies and commitments

Stockholder's equity:
 Common stock authorized,
 issued and outstanding
 100 shares, $1 par value             -                       -
Additional paid-in capital        129.5                   129.6
Retained income                   331.0                   335.4
Total stockholder's equity        460.5                   465.0
Total liabilities and
 stockholder's equity         $ 1,517.8               $ 1,392.8

The following notes are an integral part of the consolidated financial statements.

             ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                         ($ in millions)
                           (Unaudited)

                                    Nine Months Ended September 30,
                                         1996           1995
Cash flows from operating activities :
 Net income                           $  89.9        $  81.4
 Reconciliation of net income
  to net cash provided by (used for)
  operating activities :
 Extraordinary item, net                    -           11.4
 Depreciation and amortization           23.2           21.9
 Deferred income taxes                   18.6           24.5
 Equity in undistributed earnings
  of affiliates,net of dividends
  received                               (0.3)          (0.5)
 Net gains on sales of real estate       (1.5)          (0.3)
 Cash changes in working capital        (10.1)          (2.8)
 Changes in other assets                 (0.8)          (2.5)
 Changes in other liabilities and
  reserves                              (14.5)          (7.4)
 Net cash provided by operating
  activities                            104.5          125.7

Cash flows from investing activities :
 Additions to properties                (80.1)         (71.7)
 Proceeds from sales of line segment
  and real estate                         2.6            2.1
 Proceeds from equipment sales            2.6            2.2
 Proceeds from sales of investments        .2            0.6
 Loan to affiliate                      (54.3)         (18.2)
 Other                                   (7.3)          (2.4)
 Net cash (used for) investing
  activities                           (136.3)         (87.4)

Cash flows from financing activities :
 Proceeds from issuance of debt         130.0          250.0
 Payments on debt                        (8.3)        (234.4)
 Net proceeds (payments)
  in commercial paper                     5.0           15.0
 Dividends paid                         (88.7)         (71.8)
 Purchase of subsidiary's common
  stock                                  (0.7)          (0.1)
 Net cash provided by (used for)
  financing activities                   37.3          (41.3)
 Changes in cash and temporary cash
  investments                             5.5           (3.0)
 Cash and temporary cash investments
  at beginning of period                  3.0           12.2
 Cash and temporary cash investments
  at end of period                    $   8.5        $   9.2

Supplemental disclosure of cash flow information :
 Cash paid during the year for:
 Interest (net of amount capitalized) $  20.2        $  20.3
 Income taxes                         $  45.4        $  28.7

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

2. Equity and Restrictions on Dividends

 For the nine month period ended September 30, 1996, the Railroad has paid cash dividends of $88.7 million to IC. The Railroad is no longer subject to specific dividend restrictions. Covenants of the Railroad's Revolver require specified levels of tangible net worth. At September 30, 1996, the Railroad exceeded its tangible net worth covenant by $25.7 million.

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

 CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of road. CCPR operates from Chicago to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa to Albert Lea, Minnesota.

4. Subsequent Event - RAIL Sale

 On October 3, 1996, the Railroad sold its investment in an industry-captive insurance company which will result in a one-time gain in the fourth quarter of approximately $7 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The discussion below takes into account the financial condition and results of operations of the Railroad for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

 Revenues for 1996 decreased from the prior year quarter by $10.5 million or 6.5% to $150.8 million. The decrease followed a 3.3% decrease in the number of carloadings coupled with a 3.4% decrease in the average freight revenue per carload. In addition to decreased carloadings in paper and forest products (9.5%) and grain and grain mill products (35.2%), the most significant factor affecting both declines was the lack
of export grain in 1996 compared with the high levels of 1995.   For the
quarter intermodal loads increased 11.7%.

 Operating expenses overall declined in the third quarter of 1996 by $14.0 million or 12.7%. Labor and fringe costs include wage increases negotiated with eight of the Railroads' eleven unions. This category declined, however, from 1995 primarily as a result of lower traffic levels in 1996 and elimination of high overtime caused by congestion experienced in 1995. Leases and car hire also benefited from the elimination of congestion to return to more normal operating levels. In 1995, favorable one time adjustments on several capital leases were recorded. Other taxes in 1996 reflects normal accruals based on current assessments. The prior year was reduced by negotiated settlements with various taxing authorities. Other expenses reflect the one time reversal of non revenue related accruals to actual experience ($2.5 million) and favorable performance payments in joint facilities that congestion in 1995 prevented us from receiving ($.7 million).


 Operating income for 1996 increased by $3.5 or 6.8% to $54.9 million for the reasons cited above.

 Net interest expense of $6.7 million for 1996 increased 11.7% compared to $6.0 million in 1995. The 1996 expense includes $1.8 million from increased commercial paper borrowings to support the $109.9 million transferred by the Railroad in June 1996. Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

 Revenues for 1996 decreased from the prior year by $23.0 million to $462.8 million. The decrease was a result of a 6.3% decrease in the number of carloadings coupled with a 1.5% decrease in the average revenue per carload. In 1996, the Railroad experienced decreased carloadings in coal (10.2%), chemicals (1.6%) grain and grain products (22.0%), and paper and forest products (5.1%), partially offset by increased intermodal loads (11.0%).

 Operating expenses overall declined in 1996 by $21.3 million or 6.7%. Labor and fringe costs include wage increases negotiated with eight of the Railroads' eleven unions. This category declined, however, from 1995 primarily as a result of lower traffic levels in 1996 and elimination of high overtime caused by the congestion experienced in 1995. Leases and car hire also benefited from the elimination of congestion to return to more normal operating levels. In 1995, favorable one time adjustments on several capital leases were recorded. Other taxes in 1996 reflects normal accruals based on current assessments. The prior year was reduced by negotiated settlements with various taxing authorities. Other expenses reflect the one time reversal of non revenue related accruals to actual experience ($2.5 million).

 Operating income for 1996 decreased by $1.7 million or 1.0% to $165.0 million for the reasons cited above.

 Net interest expenses of $19.7 million for 1996 decreased 3.4% compared to $20.4 million in 1995. The 1996 expense includes $2.1 million from the Railroad's increased commercial paper borrowings to support the $109.9 million transferred to IC in June 1996. Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.


Liquidity and Capital Resources

Operating Data:

                                      Nine Months Ended September 30,
                                               1996           1995
                                                ($ in millions)
Cash flows provided by (used for):
   Operating activities                    $  104.5       $ 125.7
   Investing activities                      (136.3)       (87.4)
   Financing activities                        37.3        (41.3)
     Net change in cash and
       temporary cash investments         $     5.5     $   (3.0)

   Operating activities in 1996 provided $104.5 million in cash, primarily from net income before depreciation and deferred taxes.

Additions to property  were as follows:

                                       Nine Months Ended September 30,
                                               1996        1995
                                              ($ in millions)

   Communications and signals               $  14.2      $  7.1
   Equipment-rolling stock                     21.5        27.2
   Track and bridges                           38.3        34.9
   Other                                        6.1         2.5
        Total                                $ 80.1      $ 71.7

   Property retirements and removals generated proceeds of $5.2 million and $4.3 million in 1996 and 1995, respectively.

   The Railroad anticipates that capital expenditures for 1996, will be approximately $114 million of which $83 million of base expenditures will concentrate on track maintenance (i.e., renewal of track structure
including bridges) and freight car upgrades.   Approximately $20 million
will be incurred to expand the Railroad's intermodal facility in Chicago to serve Canadian National Railway. These expenditures are expected to be met from current operations or other available sources.

   The Railroad has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the Railroad's lending group (see below). At September 30, 1996, the commercial paper has been rated A2, P2 and F2 and $62.0 million was outstanding. The average interest rate on commercial paper for the nine month period ended September 30, 1996, was 5.62% with a range of 5.41% to 6.06%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term. The Railroad's public debt is rated Baa2 by Moody's and BBB by S&P.

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At September 30, 1996, $50 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income Net, were $2.3 million and $2.3 million for the nine month periods ended September 30, 1996 and 1995, respectively.

   In April 1996, the Railroad concluded negotiations with its bank lending group whereby the Railroad's $250 million Revolver was amended and restated, for the fourth time since becoming unsecured in September 1993. The amendment reduced various facility fees and borrowing spreads, lowered the tangible net worth requirement beginning in the second quarter of 1996 and extended the expiration date to 2001. Fees and borrowing spreads are predicated on the Railroad's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At September 30, 1996, the $250 million was limited to $188.0 million because $62.0 million in commercial paper was outstanding.

   On July 30, 1996, the Railroad issued $50 million of 7.12% medium term notes due 2001 and $30 million of 6.85% medium term notes due 1999. On August 9, 1996, the Railroad issued $50 million of 6.72% medium term notes due 2001 (together the "MTN's"). The MTN's were issued under a $200 million shelf registration declared effective July 23, 1996.

   The Railroad has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 17% of the Railroad's short-term diesel fuel requirements through June 1997 are protected against significant price changes.

   In October 1996, the Brotherhood of Maintenance of Way Employees (BMWE) membership ratified a new agreement which settles wage and work rules through 1999. The Railroad continues to negotiate with its two remaining operating unions on a local level, while no agreements are pending agreements may be reached that require significant lump sum payments. It is too early to determine if separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

   The Railroad believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, the Railroad believes it has access to the public debt market if needed.

   Various borrowings of the Railroad are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at September 30, 1996, and management does not contemplate any difficulty maintaining such compliance.

   Certain covenants of the Railroad's debt agreements require specific levels of tangible net worth but not a specific dividend restriction. The Railroad paid dividends to IC of $107.7 million in 1995, $42.5 million in 1994 and $27.4 million in 1993. At September 30, 1996, the Railroad exceeded its tangible net worth covenant by $25.7 million. Through October 1996, the Railroad has declared and paid total dividends of $109.8 million to IC, which includes the March 1996 transfer by the Railroad of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

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

   For all known sites of environmental contamination where Railroad loss or liability is probable, the Railroad has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Railroad liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Railroad's potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At September 30, 1996, the Railroad estimated the probable range of its estimated liability to be $14.0 million to $48.5 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $14.0 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution where the Railroad is primarily liable.

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

   CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of road. CCPR operates from Chicago to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa to
Albert Lea, Minnesota.

RAIL

   On October 3, 1996, the Railroad sold its investment in an industry-captive insurance company which will result in a one-time gain in the fourth quarter of approximately $7 million.

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










Date: November 8, 1996

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