Form 10-K
period 1996-12-31
ILLINOIS CENTRAL RAILROAD CO
filed 1997-03-21
CIK 49792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                          Commission file number 1-7092

                        Illinois Central Railroad Company
             (Exact name of registrant as specified in its charter)

       Delaware                                                   36-2728842
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

455 North Cityfront Plaza Drive, Chicago, Illinois              60611-5504
--------------------------------------------------            ---------------
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


     As of March 14, 1997, there were 100 shares of the registrant's common stock outstanding.

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

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                    FORM 10-K

                          Year Ended December 31, 1996

                                     INDEX
PART I                                                                 10-K Page

  Item 1.     Business....................................................... 3
  Item 2.     Properties.....................................................10
  Item 3.     Legal Proceedings..............................................14
  Item 4.     Submission of Matters to a Vote of Security Holders  (A).......15

PART II

  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters............................................16
  Item 6.     Selected Financial Data (A)....................................16
  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................17
  Item 8.     Financial Statements and Supplementary Data....................27
  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.........................27

PART III

  Item 10.    Directors and Executive Officers of the Registrant (A).........28
  Item 11.    Executive Compensation (A).....................................28
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management (A).................................................28
  Item 13.    Certain Relationships and Related Transactions (A).............28

PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K....................................................28

SIGNATURES...................................................................29

(A) Omitted or amended as the registrant is a wholly-owned subsidiary of Illinois Central Corporation and meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

                                     PART I

Item 1.  Business

Background

       Illinois Central Railroad Company ("ICRR") traces its origin to 1851, when ICRR was incorporated as the nation's first land grant railroad. ICRR operates 2,600 miles of main line track between Chicago and the Gulf of Mexico, primarily transporting chemicals, coal, paper, grain and milled grain, and intermodal trailers and containers. ICRR is a wholly-owned subsidiary and a principal asset of Illinois Central Corporation ("IC").

       The principal executive office of ICRR is located at 455 North Cityfront Plaza Drive, Chicago, Illinois 60611-5504 and its telephone number is (312) 755-7500.

Plan 2000

       In the spring of 1995, IC developed and announced Plan 2000. This new plan is designed to build on the success of the 1992 plan and position IC for the next century. Plan 2000 calls for (i) revenue to grow from the 1994 base of $595 million to $800 million by the end of 1999, (ii) the continued reduction of the operating ratio to below 60%, and (iii) a Long-Term Equity Enhancement Program of increased dividends and share repurchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Significant Developments."

Commodities and Customers

       ICRR's customers are engaged in a wide variety of businesses and ship a number of different products that can be classified into commodity groups: chemicals, coal, grain, paper, grain mill and food products, intermodal and other commodities. In 1996, a customer accounted for approximately 8% of revenues (two other customers exceeded 5%, no other customer exceeded 5%) and the ten largest customers accounted for approximately 37% of revenues.

       In order to address the diversity of IC's customer base, ICRR's marketing department is organized into two major groups - Bulk and Consumer Products. The Bulk group is responsible for coal, chemicals and grain related products. The Consumer group covers forest products, intermodal and metals. These units work with current and prospective customers to develop customized shipping solutions.

       The principal elements of these commodity groupings are as follows:

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

Grain........................      Corn, wheat,  soybeans,  sorghum,  barley and
                                   oats.

Paper........................      Pulpboard,   fiberboard,  woodpulp,  printing
                                   paper, newsprint and scrap or waste paper.

Grain Mill & Food
  Products...................      Products  obtained  by  processing  grain and
                                   other  farm  products  such as feed,  soybean
                                   meal, corn syrup, flour and middlings, animal
                                   packinghouse  by-products  (tallow),   canned
                                   food, corn oil, soybean oil, vegetable oils, malt liquors, sugar and molasses.

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

         The respective percentage contributions by principal commodity group to ICRR's freight revenues and revenue ton miles during the past five years are set forth below:

           Contributions to Total Freight Revenues by Commodity Group
 Commodity
 Group                       1996      1995       1994      1993         1992
 ---------                   ----      ----       ----      ----         ----
Chemicals..................  27.6%    26.4 %      24.8%     25.0%        24.3%
Coal.......................  14.1     13.5        15.2      12.8         15.3
Grain......................  10.3     14.1        10.2      14.0         12.2
Paper......................  12.6     12.6        12.2      12.4         12.1
Grain mill & food products.   8.6      8.9         8.5       9.8          8.8
Intermodal.................   8.7      7.6         6.6       5.4          5.4
All other..................  18.1     16.9        22.5      20.6         21.9
                           ------    -----       -----     -----        -----
Total...................... 100.0%   100.0%      100.0%    100.0%       100.0%
                            =====    =====       =====     =====        =====

              Contribution to Revenue Ton Miles by Commodity Group
 Commodity
 Group                      1996      1995        1994      1993         1992
 ---------                  ----      ----        ----      ----         ----
Chemicals.................  16.6%     14.6%      15.8%      15.9%        15.1%
Coal......................  24.1      20.8       24.0       15.1         18.2
Grain.....................  18.3      26.8       20.0       27.9         27.3
Paper.....................   9.3       9.0        9.8        9.6          9.0
Grain mill & food products   9.3       9.8        9.3        9.9          9.0
Intermodal................   6.5       5.5        5.5        3.7          3.1
All other.................  15.9      13.5       15.6       17.9         18.3
                           -----     -----      -----      -----       ------
Total..................... 100.0%    100.0%     100.0%     100.0%       100.0%
                           =====     =====      =====      =====        =====


         In 1996, approximately 68% of ICRR's freight traffic originated on its own lines, of which approximately 21% was forwarded to other carriers. Approximately 17% of ICRR's freight traffic was received from other carriers for final delivery by ICRR, and the balance of approximately 15% represented bridge or through traffic.

Terminal Operations

         ICRR currently has a "transload" facility located in Harvey, Illinois. This facility stores cars of plastic pellets which are loaded subsequently into tanker trucks (i.e., transload) for distribution to smaller, non-rail served manufacturers. During 1997, ICRR plans to double the size of this facility.

Operating Statistics

         Set forth below is certain information relating to ICRR's freight traffic during the past five years:

                                 1996       1995     1994     1993        1992
                                 ----       ----     ----     ----        ----

Carloads (in thousands)           927        957      915      848         852
Freight train miles
  (in thousands)1.............  7,950      7,758    7,179    5,659       5,149
Revenue ton miles of freight
  traffic (in millions)2...... 22,132     24,635   21,160   20,334      18,734
Revenue tons per carload         71.7       74.7     76.3     79.1        76.6
Average length of haul
  (in miles)..................    309        328      286      293         284
Gross freight revenue per
  ton mile3...................  $.026     $ .025  $  .027  $  .027     $  .029
Net freight ton miles per
  average route mile
  (in millions)...............    8.4        9.3      7.9      7.5         6.8
Gallons per ton mile4......... .00236     .00234   .00248   .00251      .00269
Active locomotives............    331        333      328      322         331
Track resurfacing (miles)       1,360      1,360    1,397    1,293       1,465
Percent resurfaced............  33.7%      32.2%    33.0%    29.8%       32.0%
Ties laid in replacement
  (including switch ties).....425,999    408,760  346,994  323,764     296,536
Slow order miles.............. 100.00     209.76   275.79   152.32      135.42



1 Freight train miles equals the total number of miles traveled by all trains in the movement of freight.
2 Revenue ton miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
3 Revenue per ton mile equals net freight revenue divided by revenue ton miles of freight traffic.
4 Gallons per ton mile equals the amount of fuel required to move one ton of freight one mile.

     The following tables summarize operating expense-to-revenue ratios of ICRR for each of the past five years, excluding the effect of the $8.9 million pretax special charge in 1992. The first table analyzes the various components of operating expenses based on the line items appearing on the income statements, whereas the second table is based on Surface Transportation Board ("STB") functional groupings.

     Ratio                        1996      1995     1994    1993  1992
     -----                        ----      ----     ----    ----  ----

Operating1.....................  64.4%     65.6%    67.7%   68.6%  70.9%
Labor and fringe benefits......  29.5      30.2     30.9    31.2   32.0
Leases and car hire............   9.2       9.1     10.0    12.5   13.0
Diesel fuel....................   5.6       5.1      5.3     5.4    5.5
Materials and supplies.........   5.1       5.4      6.0     6.2    5.8
Depreciation and amortization..   5.0       4.8      4.2     4.0    4.3
Casualty, insurance and losses.   1.8       2.7      4.0    3.8     4.8
Other taxes....................   2.7       2.8      2.9     2.9    2.3
Other..........................   5.5       5.5      4.4     2.6    3.2


                                 1996      1995     1994    1993   1992
                                 ----      ----     ----    ----   ----

Operating1.....................  64.4%     65.5%    67.6%   68.6%  70.9%
Transportation2................  27.9      28.0     28.9    29.6   31.6
Maintenance of way3............   7.2       7.8      7.7     7.2    7.1
Maintenance of equipment4......  18.5      20.3     20.6    21.3   22.9



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

Employees; Labor Relations

         Labor relations in the railroad industry are subject to extensive governmental regulation under the Railway Labor Act. Employees in the railroad industry are covered by the Railroad Retirement System instead of Social Security. Employer contribution rates under the Railroad Retirement System are currently more than double those in other industries and may rise further as the proportion of retired employees receiving benefits increases relative to the number of working employees. Railroad employees are also covered by the Federal Employer's Liability Act ("FELA") rather than by state no-fault workmen's compensation systems. FELA is a fault-based system, with compensation for injuries determined by individual negotiation or litigation.

         Approximately 90% of all employees are represented by one of eleven unions. The general approach to labor negotiations by Class I railroads is to bargain on a collective national basis. For several years now, one of management's guiding principles is that local -- rather than national, industry-wide -- negotiations will result in labor agreements that better address both employees' concerns and preferences and ICRR's actual operating environment. Therefore, beginning in late 1994, ICRR began negotiating separate distinct agreements with each of its eleven unions. To date, ten of ICRR's eleven bargaining units, representing 85% of ICRR's represented workforce, have ratified local agreements that resolve wage and work-rule issues through 1999 for shop crafts and through the year 2000 for trainmen. The latter agreement is similar to the national agreement, except that the timing of various rate increases and lump sum payments has been changed. ICRR continues to negotiate with the Brotherhood of Locomotive Engineers, its only unsigned union.

         There are risks associated with negotiating locally. Presidents and Congress have repeatedly demonstrated they will step in to avoid national strikes, while a local dispute may not generate federal intervention, making a work stoppage potentially more likely. ICRR's management believes the potential mutual benefits of local bargaining outweigh the risk.

         The following table shows the average annual employment levels for the last five years:

                     1996        1995         1994        1993        1992
                     ----        ----         ----        ----        ----
Total employees     3,238       3,268        3,250       3,306       3,421

         Management believes that over the next several years attrition and retirements will be the primary source of future declines in employment levels. Increases in employment levels, particularly in train operations, are possible in response to growth of business in accordance with Plan 2000.

Regulatory Matters; Freight Rates; Environmental Considerations

         ICRR is subject to significant governmental regulation by the STB and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

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

         ICRR currently transports a significant volume of Southern Illinois coal. Much of the coal from mines in that area will not meet the environmental standards of the Clean Air Act without blending with compliance coal or installation of air scrubbers at point of use. As a result, this source of traffic is expected to decline. On the other hand, ICRR expects to participate in additional movements of Western coal and certain Southern Illinois coal which does comply. Overall, management believes that implementation of the Clean Air Act is unlikely to have a material adverse effect on the results of ICRR.

         Currently, the utility industry is undergoing deregulation. Some analysts have suggested that utility deregulation will significantly reduce rail revenue. However, the impact of utility deregulation on ICRR should be less than the effect on other railroads because there are no captive utilities served by ICRR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" for additional comments.

         ICRR is and will continue to be subject to extensive regulation under environmental laws and regulations concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of ICRR and other railroads is the risk of environmental liabilities. See Item 2. "Properties - Environmental Conditions" for discussion of sites on which the ICRR currently or formerly conducted operations that are subject to governmental action in connection with environmental degradation. The EPA is expected to propose regulations limiting locomotive emissions which may significantly increase the purchase price or operating expense of locomotives. Additional expenditures by ICRR may be required in order to comply with existing and future environmental and health and safety laws and regulations or to address contaminated sites which may be discovered.

Competition

         ICRR faces intense competition for freight traffic from motor, water, and pipeline carriers and from other railroads. Competition is generally based on the rates charged and the quality and reliability of the service provided. Low fuel prices disproportionately benefit trucking operations over railroad operations since fuel costs are a relatively larger cost component for trucking companies. The trucking industry frequently is more cost and transit-time competitive than railroads, particularly for distances of less than 300 miles. While deregulation of freight rates under the Staggers Act has greatly increased the ability of railroads to compete with each other and alternate modes of transportation, changes in governmental regulations (particularly changes to the Staggers Act) could significantly affect ICRR's competitive position. At December 31, 1996, there were 10 railroads in the United States and Canada classified by revenues as Class I railroads. ICRR is ninth in revenues and has the best operating ratio.

         To a greater degree than other rail carriers, ICRR is vulnerable to barge competition because its main routes are parallel to the Mississippi River system. The use of barges for some commodities, particularly coal and grain, sometimes represents a lower cost mode of transportation. As a result, ICRR's revenue per ton-mile has generally been lower than industry averages for these commodities. Barge competition and barge rates are affected by navigational interruptions from ice, floods and droughts. These interruptions cause widely fluctuating rates. ICRR's ability to maintain its market share of the available freight has traditionally been affected by the navigational conditions on the river. However, it appears to ICRR that worn-out barges are coming off the Mississippi at a faster rate than new barge capacity is being added. A net reduction of barge capacity could lead to firmer, less variable barge pricing than has been the case over the last 15 years or so. If this trend develops, ICRR may benefit.

         Most of ICRR's operations are conducted between points served by one or more competing carriers. The consolidation in recent years of major rail systems has resulted in strong competition in the service territory of ICRR. The mega-carriers could use their size and pricing power to block shippers' access to efficient gateways and routing options that are currently and have been historically available.

         To date, mergers have not had a material adverse impact on the results or financial condition of ICRR. In fact, ICRR has capitalized on new opportunities that have developed out of the consolidation in the West by providing services to other carriers, some of which address the issue of maintaining routing options.

         While there may be risks from future mergers, ICRR believes those risks are manageable. See "Managements Discussion and Analysis of Financial Condition and Results of Operations."

Liens on Properties

ICRR's equipment is not subject to liens.

Liability Insurance

         ICRR is self-insured for the first $5 million of each loss. ICRR carries $245 million of liability insurance per occurrence, subject to an annual cap of $335 million in the aggregate for all losses. This coverage is considered by ICRR's management to be adequate in light of ICRR's safety record and claims experience.

Item 2.  Properties

Physical Plant and Equipment

         System. As of December 31, 1996, ICRR's total system consisted of approximately 4,500 miles of track comprised of 2,600 miles of main line, 200 miles of secondary main line and 1,700 miles of passing, yard and switching track. ICRR owns all of the track except for 190 miles operated by agreements over track owned by other railroads.

         Track and Structures. The following amounts have been spent during the five years ended December 31, 1996, on track and structure to construct and maintain rail lines and related signal equipment, and other facilities ($ in millions):

                     Capital
                   Expenditures        Maintenance           Total

1996.............    $  91.2           $  23.7               $114.9
1995.............       66.9              33.5                100.4
1994.............       63.2              29.1                 92.3
1993.............       50.3              25.1                 75.4
1992.............       46.4              23.0                 69.4
                      ------            ------               ------

           Total.     $318.0            $134.4               $452.4
                      ======            ======               ======


         These expenditures have concentrated primarily on the rehabilitation of the track roadway and bridges. Approximately, 1,400 miles of roadway ballast was resurfaced in each of the last three years.


         In 1996 a total of $20.1 million was spent to construct an intermodal terminal facility for the Canadian National Railroad ("CN Terminal"). The largest projects were a total of $11.4 million to complete the conversion of 198 miles of track, known as the Yazoo District, to a single track with centralized traffic control in 1993 and 1994 and a total of $11.4 million was spent to construct new or expanded intermodal facilities in Chicago and Memphis in 1992 and 1994. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations" for a discussion of future capital expenditures.

         Locomotives and Freight Cars. ICRR's fleet has undergone significant rationalization and modernization since 1985 when locomotives and cars were at their peak of 862 and 28,616, respectively. Over the last four years lease of 59 used SD-40-2's and 20-new SD-70's have enabled ICRR to replace older, lower horsepower and less efficient locomotives. (The 20 SD-70's replaced 31 older, smaller locomotives.) These locomotives are owned by IC's financing/leasing subsidiaries and are leased to ICRR.

         Locomotive modernization and acquisition were part of a change in operational philosophy concerning equipment which resulted in adoption of an equipment ownership program in 1993.

         The program includes lease conversions whereby equipment is acquired outright or leased under more favorable lease terms by ICRR. Through 1995, the conversion program involved 118 locomotives and 4,228 freight cars. As a result of the new lease terms, $7.1 million and $24.7 million of capital leases were recorded in 1995 and 1994, respectively. Most of these leases contain fixed price options whereby the equipment can be acquired at or below fair market value at some point during the lease term.

         Approximately 1,800 of the cars leased by ICRR are leased from a separate subsidiary of IC. This subsidiary's remaining cars are leased to other non-affiliated companies. When those leases expire, ICRR has first right of refusal to lease the equipment. If ICRR exercises its rights, other leased equipment will be returned to the independent and third-party lessors or short-term car hire agreements are terminated.

         The third segment of the equipment program was a significant upgrade of the highway trailer fleet used in intermodal service. The entire fleet of old leased trailers, approximately 880, was replaced with 800 brand new trailers. Expanding intermodal volume necessitated the addition of another 100 trailers in 1994.

         During 1994 ICRR repaired and reconditioned approximately 173 cars at a cost of $2.9 million. This equipment is being leased on a short-term basis to other carriers until the ICRR anticipates it will need the equipment.

         In 1996, ICRR began a covered hopper fleet program under which existing equipment was either modernized or replaced. Approximately 800 cars, operated under short-term car hire arrangements or various leases, were returned and replaced by 600 newly built high capacity hoppers which are being leased under an operating lease from an unrelated third party.

         The following is the overall fleet at December 31:

Total Units:          1996       1995     1994       1993      1992
------------          ----       ----     ----       ----      ----
Locomotives1......     391        397      417        468       449
Freight cars......  15,838     15,872   16,498     16,634    15,877
Work equipment....     655        654      625        745       902
Highway trailers..     889        898      898        898       203



  1 Approximately 55 locomotives need repair before they can be returned to service. This equipment is repaired if needed on an ongoing basis or sold. ICRR sold 6, 40, 48, 23 and 66 surplus locomotives in 1996, 1995, 1994, 1993 and 1992, respectively. The active fleet is 331 as of December 31, 1996.

    The components of the fleet for 1996 and in total for 1995 are shown below:

                                    Long-Term      1996       1995
Description1                Owned2    Lease       Total      Total

Locomotives:
  Multipurpose                212       97          309        312
  Switching                    60       22           82         85
                           ------   ------       ------     ------
            Total             272      119          391        397
                           ======   ======       ======     ======

Freight Cars:
 Box (general service)        224    1,220        1,444      1,481
 Box (special purpose)      2,373      534        2,907      3,011
 Gondola                      955      600        1,555      1,428
 Hopper (open top)          2,122    1,993        4,115      4,182
 Hopper (covered)           2,762    1,183        3,945      3,554
 Flat                         230      366          596        705
 Other                        846      430        1,276      1,406
                           ------   ------       ------     ------
                  Total     9,512    6,326       15,838     15,767
                           ======    =====       ======     ======
 Work Equipment               655                   655        654
                           ======                ======     ======
  Highway trailers            889                   889        898
                           ======                ======     ======


  1 In addition, approximately 1,575 freight cars were being used by ICRR under short-term car hire agreements. 2 Includes 25 locomotives and 765 freight cars under capital leases.

Environmental Conditions

         ICRR faces potential environmental cleanup costs associated with approximately 25 contaminated sites and various fueling facilities for which a total of $17 million has been reserved as of December 31, 1996. The most significant of those sites are described below.

Mobile, Alabama

         ICRR owned property in Mobile prior to 1976 upon which a lessee conducted creosoting operations. The Alabama Department of Environmental Management has determined that the soil and groundwater are contaminated with creosote, pentachlorophenol and possibly dioxins. ICRR has been participating in joint cleanup efforts with the current owner and ICRR's former lessee. See Item 3.
"Legal Proceedings."

Jackson, Tennessee

         A rail yard in Jackson, Tennessee, formerly owned by ICRR has been placed on the federal and state "superfund" list as a result of the discovery of Trichloroethylane (TCE) in the adjacent municipal water well field. ICRR formerly operated a shop facility at the site and TCE is a common component of solvents similar to those believed to have been used in the shop. ICRR believes it has demonstrated that the TCE did not come from its operation, or from this site. See Item 3. "Legal Proceedings."

McComb, Mississippi

         ICRR has conducted a site assessment of a facility where car repairs were formerly performed to determine the nature and extent of contamination, primarily lead from removed paint, at the site. The Railroad is now preparing a remediation plan under the supervision of the Mississippi Bureau of Pollution Control. Estimates of remaining clean up costs range between $2.7 million and $8.0 million.

Kegley, Illinois

         Emergency response action has been taken by ICRR at this scene of a 1994 derailment in which about 22,000 gallons of TCE were released. The spill has been contained by construction of an impervious wall extended into the bedrock and encircling the site. ICRR has enrolled in Illinois' Pre-Notice Site Cleanup Program and is voluntarily remediating the site. Estimates of remaining clean up costs range between $1.4 million and $7.0 million. ICRR believes the shipper bears some responsibility for the release and has initiated legal action.

East Hazel Crest, Illinois

         In 1994 ICRR learned that an underground fuel line had leaked about 100,000 gallons of diesel fuel into the soil and groundwater. ICRR has replaced the fuel tank and piping, has constructed a groundwater remediation system and has enrolled the site in Illinois' Pre-Notice Site Cleanup Program.
See Item 3. "Legal Proceedings."

Fueling Facilities

         ICRR has maintained fueling facilities at more than 20 locations at various times from the 1950's to date. Many of those sites are or may be contaminated with spilled fuel. Those stations currently in use are equipped with drip pans and treatment facilities and ICRR has initiated a program of rebuilding all fuel lines above ground.

Waste Oil Generation

         ICRR has been identified as a Potentially Responsible Party ("PRP") at a site where waste oil was allegedly processed and disposed. ICRR is alleged to have generated some of the waste oil. ICRR believes any contribution it may have made to the site contamination is de minimis. See Item 3.
"Legal Proceedings."

Item 3.  Legal Proceedings

State of Alabama, et al. v. Alabama Wood Treating Corporation, Inc., et al., S.D. Ala. No. 85-0642-C

         The State of Alabama and Alabama State Docks ("ASD") filed suit in 1985 seeking damages for alleged pollution of land in Mobile, Alabama, stemming from creosoting operations over several decades. Defendants include ICRR, which owned the land until 1976, Alabama Wood Treating Corporation, Inc., and Reilly Industries, Inc. ("RII"), which leased the land from ICRR and conducted creosote operations on the site. In December 1976, ICRR sold the premises to ASD. The complaint sought payment for the clean-up cost together with punitive and other damages.

         In 1986, ASD, RII and ICRR agreed to form a joint technical committee to clean the site, sharing equally the cost of clean-up, and in October 1986 the court stayed further proceedings in the suit. Under the agreement the joint technical committee has spent approximately $6.8 million and has been authorized to expend up to a total of $6.9 million. ICRR has contributed $2.3 million. Further clean-up activities are anticipated, the cost of which could range from $1.8 million to $10.7 million depending upon the clean up standards and remediation methods ultimately required and utilized. Under the agreement, ICRR's share of the costs would range from $600,000 to $3.6 million.

         Under the agreement, if any party disagrees with the amount determined by the joint technical committee to be expended or otherwise disagrees with any aspect of the clean-up, such party may decline further participation and recommence legal proceedings. However, amounts already contributed by any party will be credited against that party's eventual liability and may not be recovered from any other party. No party has declined further participation.

In the Matter of Illinois Central Railroad Company, et al., Tennessee Division of Superfund No. 94-0187

         The Tennessee Department of Environment and Conservation, on June 6, 1994, issued a Remedial Order requiring cleanup by ICRR and the current owners of a site in Jackson, Tennessee. ICRR operated a rail yard and locomotive repair facility at the site. Trichloroethylane ("TCE") has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the shop. In addition, concentrations of metals and organic chemicals have been identified on the surface of the site. A preliminary remedial investigation and feasibility study has been completed which indicates the TCE in the water wells came from an adjacent municipal dump and not from operations on this site. Exclusive of ground-water cleanup, ICRR estimates total clean up costs between $3.5 million and $7.6 million and expects another PRP to share in the expense.

People of the State of Illinois v. Illinois Central Railroad Company No. 95 CH842 (Circuit Court of Cook County, Illinois)

         On February 2, 1995, the State of Illinois filed a Complaint for Injunction and Civil Penalties against ICRR relating to a release of diesel fuel from an underground pipeline at ICRR's Markham Yard facility in East Hazel Crest, Illinois. The Complaint alleges that ICRR violated State water pollution statutes by allowing diesel fuel to enter waters of the State and seeks an order compelling ICRR to take necessary corrective actions at the site and to pay a civil penalty of $100,000. ICRR has replaced its fueling tanks and pipelines, and expects remaining clean up costs to range between $.4 million and $3.0 million.

South Eighth Street Landfill, West Memphis, Arkansas.

         ICRR was named by the EPA as a Potentially Responsible Party in connection with a sludge oil pit at this location. It is alleged that ICRR along with numerous other commercial and governmental entities generated used oil which was processed at this site and thus contributed to the contaminated sludge on the site. ICRR has entered into an agreement with numerous other PRP's under which ICRR's share of the clean up cost will be .2%. Based on estimates of the likely remediation cost, ICRR's contribution under the PRP agreement is expected to be less than $20,000.


Item 4.  Submission of Matters to a Vote of Security Holders

         Intentionally omitted. See Index page of this report for explanation.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         All of the outstanding common stock of the ICRR (100 shares) is owned by IC and therefore is not traded on any market. Certain covenants of ICRR's Revolver while not specifically restricting dividends do require the ICRR to maintain minimum levels of tangible net worth. While not anticipated, such restrictions could limit the amount of dividends paid by the ICRR to IC. ICRR paid cash dividends to IC of $103.2 million in 1996, $107.7 million in 1995 and $42.5 million in 1994. At December 31, 1996, approximately $26.9 million of ICRR equity was free of such restriction. In January 1997, ICRR declared and paid a dividend of $17.8 million to IC.

Item 6.  Selected Financial Data

         Intentionally omitted. See Index page of this Report for explanation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

CCP Holdings, Inc. Acquisition

           On June 12, 1996, ICRR used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to IC and to loan $59.9 million (5.625% per annum) to IC. IC used the $109.9 million and its bank credit lines to acquire CCP Holdings, Inc. ("CCPH"). The transaction closed June 13, 1996, following the effective date of the approval order issued by the Surface Transportation Board ("STB").

           CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of road. CCPR operates from Chicago to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa to Albert Lea, Minnesota.

1992 Four-Year Growth Plan and Plan 2000

           In 1992 the IC announced its first growth plan, for the years 1993 through 1996. Since the key concepts--$100 million in revenue growth and an operating ratio of 66.7%--were reached by the end of 1995, IC announced a second growth plan called Plan 2000.

           Plan 2000 calls for (i) revenue to grow from the 1994 base of $595 million to $800 million by the end of 1999 and (ii) the continued reduction of the operating ratio to below 60%.

           As designed, Plan 2000 is intended to focus management on increasing operating performance and responding to general economic trends quickly. The plan assumes that ICRR's growth, excluding coal use and worldwide grain demand, will be between 1.2% and 1.7%. This assumption is based on internal analysis of published economic forecasts available when the plan was developed, such as the Blue Chip Economic Forecast, which predicted industrial production would gain 2.4% to 2.8% per year. As for grain, Plan 2000 assumes that export grain demand will be approximately 45,000 carloads annually.

           To achieve Plan 2000, ICRR will concentrate on expanding the volume of business from current customers, seeking to locate new businesses or expansions by existing customers on our system, and raising rates when possible to reflect the value of the services ICRR provides. To increase business in coal and grain, ICRR will work with shippers to develop strategies and service schedules to permit them to participate in the increasingly competitive world market. For example, ICRR developed a concept of moving export grain to the Gulf in unit trains of customer-supplied cars, operating in dedicated, continuous service approximately ten months of the year.

           As stated, a key goal of Plan 2000 was revenue growth from $595 million to $800 million or approximately 6% per year or 34% in total. After achieving revenues of $645 in 1995 (or an 8.4% increase), ICRR did not meet its revenue objectives in 1996; in fact, ICRR's revenues declined 4.4% to $617.2 million. See "-Results of Operations" and "- Outlook" for the cause of the 1996 shortfall and a discussion of 1997.

           Achieving Plan 2000 is key to ICRR's incentive compensation programs because those programs are dependent on revenue growth and return on total capital ("ROTC") of ICRR's parent. In 1995 revenue growth of 8.4% exceeded the revenue goal of 5% but in 1996, as stated, revenues declined 4.4% missing the 5% goal. For 1997, the consolidated IC growth target is 7.5%.

           In 1996, ROTC of 12%, was essentially threshold performance and matched 1995's performance. For 1997, the consolidated target ROTC is 11.2%.

Results of Operations

           The discussion below takes into account the financial condition and results of operations of ICRR for the years presented in the consolidated financial statements.

1996 Compared to 1995

           Total revenues for 1996 decreased from the prior year by $28.1 million or 4.4% to $617.2 million, following a 3.1% decrease in the number of carloadings coupled with a 1.5% decrease in the average freight revenue per carload.

           Grain and grain mill accounted for 17% of ICRR's carloads and 27% of ton-miles in 1996. Against 1995, carloads, ton-miles and revenues were down 17%, 31% and 22% respectively. Grain was clearly the primary cause of the 1996 revenue shortfall. The comparisons were particularly difficult against a record grain carloading year in 1995. Illinois' 1995 corn and soybean harvest was abnormally small so that by the third quarter 1996 grain elevators were essentially depleted and the new harvest was still weeks away. Rail rates were higher on average this year versus last; demand for grain was strong; the product just was not available to move. The smaller crop also affected grain mill since domestic processors were forced to cut back on their usual production.

           Coal accounted for 22% of ICRR's carloads and 24% of ton-miles in 1996. Against 1995, carloads, ton-miles and revenues were down 6%, up 6% and flat, respectively. A large coal contract for 25,000 carloads was not renewed in July 1995 as a large customer wanted more aggressive pricing and went elsewhere. Thus, loads in the first half of 1996 compared with 1995 were significantly depressed. However, for a second year in a row, coal margins, and the return on the assets involved, improved.

           Chemicals accounted for 15% of ICRR's carloads and 17% of ton-miles in 1996. Compared with 1995, ton-miles were down 2% while carloads and revenues were flat. Rail rates, under pressure in the earlier months of the year, firmed in the second half. The softness observed in the economy, especially in the first two quarters, was reflected in the building of chemicals manufacturers' inventories and softness in our customers' pricing. Our customers' markets firmed in the latter half of the year so that ICRR came in essentially flat in both chemical loads and revenues.

           Paper and Forest Products were 15% of 1996 carloads and 14% of ton-miles. Total carloads were down 6% while ton-miles and revenues were down 3% versus 1995. Rail rates held up reasonably well throughout the year. Paper and forest products are economically sensitive commodities that respond to industrial production, housing starts and other basic economic indicators. Fiber and pulpboard were depressed all year with slight improvements only recently.

           Bulk Commodities contributed 6% of carloads and ton-miles in 1996. This represents carload and revenue growth of approximately 4% while ton-miles were down slightly from the 1995 level. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

           Metals accounted for 4% of ICRR's carloads and 5% of ton-miles in 1996. For 1996, versus 1995, carloads, ton-miles and revenues were up 9%, 21% and 11%, respectively. The steel industry had another strong year, and ICRR set another record for metals loads and revenues.

           Finally, Intermodal accounted for 21% of ICRR's loads and 7% of ton-miles. Versus 1995, carloads were up 10%, with ton-miles and revenues up 9%. These results were achieved in an industry that saw trailer rate weakness earlier in the year and some weakness in automotive parts traffic later in the year.

           Operating expenses overall decreased $25.7 million or 6.1% in 1996. Labor and fringe costs include the wage increases of 3% negotiated with nine of the ICRR's unions. The decline in this category is primarily the result of lower traffic levels, particularly grain, and the elimination of the high overtime caused by the congestion experienced in 1995. Leases and car hire also benefited from the elimination of congestion to return to more normal operating levels. In 1995, favorable one-time adjustments on several capital leases were recorded. Fuel expense reflects the increase in cost per gallon (13.8%) partially offset by decreased usage (9.4%). The decrease in casualty, insurance and losses reflects the emphasis on safety and improved claims experience. Other expenses reflect the one-time reversal of non-revenue related accruals to actual ($2.5 million) and favorable performance payments in joint facilities that congestion in 1995 prevented us from receiving ($.7 million).

           Operating income for 1996 decreased by $2.4 million or 1.1% to $219.5 million for the reasons cited above.

           On October 3, 1996, ICRR sold its investments in an industry-captive insurance company, RAIL, Inc., which resulted in a one-time gain, recorded as Other Income, Net, of approximately $7 million.

           Net interest expense of $26.5 million for 1996 increased .8% compared to $26.3 million in 1995. The 1996 expense includes $3.6 million from increased borrowings to support the $109.9 million transferred from ICRR in June 1996 in connection with the acquisition of CCPH. Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.

1995 Compared to 1994

           Revenues for 1995 increased from the prior year by $50.0 million or 8.4% to $645.3 million. The increase was a result of a 4.6% increase in carloadings coupled with a 2.1% increase in the average freight revenue per carload. In 1995, ICRR experienced increased carloadings in intermodal (31.2%), grain and grain mill products (13.2%), paper (6.4%) and chemicals (4.1%), partially offset by decreased loadings in coal (11.9%).

           Operating expenses for 1995 increased $20.5 million or 5.1%. Labor and fuel expenses increased reflecting the increased loadings experienced in 1995 over 1994. Depreciation expense was higher in 1995 because of ICRR's increased ownership of equipment. Other expenses, which include joint facilities, net and equipment related expenses, increased $9.0 million. Partially offsetting the increased expenses was a $.5 million decrease in lease and carhire expense and decreased casualty, insurance and loss expense ($6.3 million) reflecting ICRR's emphasis on safety and improved claims experience.

           Operating income for 1995 increased $29.5 million or 15.3% to $221.9 million for the reasons cited above.

           Net interest expense of $26.3 million for 1995 increased 1.2% compared to $26.0 million in 1994. Increased debt burden primarily associated with equipment additions account for the increase in interest expense. Results for 1995, also reflect the issuance of lower coupon debt in connection with the prepayment of ICRR's $160 million Senior Notes at face value, plus accrued interest and a prepayment penalty. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after tax. See "- Liquidity and Capital Resources."

           Net income was further affected by a $4.3 million after tax gain on the resolution of prior period tax issues.

Outlook
                                    - NOTE -

           This section is intended to provide an understanding of factors that will impact ICRR in 1997 and beyond. This discussion contains "forward looking statements" within the meaning of the federal securities laws including statements of expectations, beliefs, plans, and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties affecting ICRR are discussed in greater detail in a separate exhibit to ICRR's Form 10-K for 1996.

On a commodity basis:

           GRAIN: Following a disappointing 1996, the good news is that 1996 corn and soybean harvests in both Illinois and Iowa were excellent. The strong harvests did not immediately translate into improved traffic as farmers withheld product for better pricing. Also, export demand for U.S. wheat has fallen in competition with other wheat exporting countries. However, world grain stockpiles have been at historic lows and will take several consistently good growing seasons worldwide to fully replenish. Iowa and Illinois together account for more than 35% of all the corn produced in the U.S.; ICRR runs through some of the richest and most productive farmland in the country. We believe the fundamental grain outlook over the next several years is very positive for us, even as we recognize the vagaries of the weather and that export demand for U.S. grains, from year-to-year, will always be more volatile than domestic demand, subject to the expansions and contractions of world supply as well as international agricultural and trade policies.

           COAL: Based on our current projections, dependent on stockpiles and weather in the service territories of the utilities we serve, ICRR expects to move approximately the same number of loads in 1997 as 1996.

           The subject of coal often evolves to the utility deregulation issue and its impact on ICRR. Since coal transportation represents a large cost factor for coal-fired plants, some believe more intense competition among utilities, including "power-wheeling" and "coal-by-wire," may cause the pattern of coal movements to shift and rail rates to come under pressure. While this may turn out to be the impact on the industry as a whole (reflecting the effects on the dominant coal-hauling railroads), applying the same logic to a niche player like ICRR is probably overly simplistic. ICRR doesn't have captive utilities. We compete with low-cost barge transportation on the Mississippi and Ohio rivers.

           At this point, there are too many variables to know if utility deregulation will have a neutral, modestly positive or modestly negative effect on ICRR long term. However, it is worth noting that today we enjoy better margins on coal than we did five years ago.

           CHEMICALS: Based on the improved economy experienced in late 1996 growth of base chemical in 1997 should be consistent with the solid growth rates seen in the last few months of 1996. Growth beyond 1997 will come through expansions of current facilities on our line (for example, Shell and Fina) and through the addition of new manufacturing capability. In this latter category, Shintech, a subsidiary of Shin-Etsu Chemical Co., has announced construction of a major production complex on our line near Geismar, Louisiana, which is expected to begin operation in 1998.

           Two years ago we built in the Chicago area a facility to store plastic pellets in bulk and load them for customers into trucks for delivery to non-rail served sites. That facility has proven so successful, it will be expanded in 1997 to approximately double its size.

           PAPER AND FOREST PRODUCTS: Following strong demand in 1994 and 1995, producers increased production capacity in 1995 and early 1996. Now producers must struggle with the excess capacity in the industry. Therefore, we are not expecting a rapid turnaround in this commodity group, although longer term we believe we are well-positioned for modest growth.

           One of our largest customers has been re-tooling a major mill to shift to long-log input. Re-tooling has not been completed as quickly as expected, however, the conversion will benefit us longer term as we will be able to carry the raw material into the mill in addition to hauling the finished product.

           Georgia Pacific has completed a major distribution center on our line in northern Illinois. As the facility grows additional inbound and outbound carloads will add to the paper volume.

           METALS: We expect 1997 metals volumes to approximate this year's very strong performance. In late 1997, Birmingham Steel will complete a mini-mill in Memphis. This mill represents significant new manufacturing on our line and enhances the industrial park for potential future development.

           Metals will benefit from both this new mini-mill in Memphis and the IC RailMarine Terminal, another subsidiary of IC, being constructed south of Baton Rouge. RailMarine's anchor customer is a joint venture between Birmingham Steel and GS Industries. The venture was formed to construct and operate a $200 million direct-reduced iron (DRI) plant which will be adjacent to and served by our facility.

           The joint venture will import iron ore through our terminal into their facility to produce DRI. The output will supply Birmingham Steel's and GS Industries' own mills. Much if not all of Birmingham Steel's share of the output will become input to their Memphis mill.

           INTERMODAL: This class of traffic is expected to continue its growth in 1997. The marketplace has already begun to respond to this new service with higher levels of traffic moving via rail.

           In August, the Burlington Northern Santa Fe ("BNSF") began interchanging with us at Memphis in a traffic corridor that stretches from the West Coast to the Southeast. The business originates and terminates in Mobile and the arrangement creates a sufficient base of business to allow us to re-open our previously underutilized Mobile intermodal ramp. In addition to serving the BNSF, re-opening the Mobile ramp allows us to market our own Mobile-to-Chicago service offering.


           Recently we began a partnership with Conrail which efficiently links the southern half of our system to their northeast markets.

           OTHER GROWTH OPPORTUNITIES: One of ICRR's strengths is its diverse customer base including chemical, grain, coal, forest products, metals and intermodal shippers. In addition to our traditional customers, ICRR actively markets its services and facilities to other railroads so that today many of the major railroads are customers. Two of the most recent examples are the 75-acre Gateway Intermodal Terminal we built for the Canadian National Railway and a service and joint marketing agreement with BNSF (the "BNSF Agreement") to move traffic, originating primarily in Texas, north over our line.

OTHER ISSUES:

           CONSOLIDATIONS: The American railroad system has seen accelerated consolidation in the last few years and pending transactions suggest the trend will continue. Each rail merger presents a risk that rail traffic will be diverted around ICRR. In the most extreme circumstances rail mergers could have a material adverse impact on revenues. However, we believe that ICRR could adjust its operations to retain current levels of profitability. Management expects to continue to monitor developments and take actions to mitigate the impact of rail consolidations. Of course, no assurances can be given that such consolidations will not have a material adverse affect on ICRR.

           ICRR also believes that consolidations are not necessarily problematic. As is evident in the evolution of ICRR over the last several years, ICRR is inclined to see a changing landscape as a source of potential new opportunity for us. And ICRR has done well in capitalizing on new opportunities that have developed out of the consolidation in the West as reflected by the BNSF Agreement.

Liquidity and Capital Resources

Operating Data ($ in millions):
                                            1996          1995           1994
                                            ----          ----           ----
Cash flows provided by (used for):
 Operating activities...................  $168.9        $168.2          $195.6
 Investing activities...................  (230.0)       (122.8)          (77.0)
 Financing activities...................   104.4         (54.6)         (114.5)
                                          ------        -------        --------
          Net change in cash and
            temporary cash investments.   $ 43.3       $  (9.2)        $   4.1
                                          ======       ========        =======

         Cash from operating activities in 1996, 1995 and 1994 was primarily net income before depreciation, deferred taxes and extraordinary item and 1994 was also affected by the sales of accounts receivable.

Investing Data

         Additions to property were as follows ($ in millions):

                                     1996          1995             1994
                                     ----          ----             ----

  Communications and signals..    $  12.1       $  10.7          $ 13.8
  Equipment/rolling stock.....       27.7          30.3            22.5
  Track and bridges...........       53.9          47.0            44.7
  Other.......................       25.2           9.6             5.4
                                  -------      --------        --------
           Total                   $118.9        $ 97.6          $ 86.4
                                   ======        ======          ======

         For 1996, Track and Bridges and Other include $3.3 million and $16.8 million, respectively, for the CN Terminal. In 1995, Equipment includes $25.9 million for 20 new SD-70 locomotives placed in service in the fourth quarter. In 1996, 1995 and 1994 capital expenditures exceeded original estimates as several opportunities to acquire equipment were acted upon in accordance with ICRR's strategy of owning more of its equipment. Property retirements and removals generated proceeds of $6.0 million, $5.4 million, and $8.2 million in 1996, 1995 and 1994, respectively.

         ICRR anticipates that capital expenditures for 1997 will be approximately $93 million. Base expenditures of $79 million will concentrate on track maintenance, bridges and freight car upgrades. These expenditures are expected to be met from current operations or other available sources.

         In June 1996, following the effectiveness of the order by the STB, IC acquired the stock of CCPH Holdings Inc. (See Note 17.) IC used its own bank credit lines and funds received from ICRR (a loan of $59.9 million and a $50 million dividend) to complete the $147 million transaction.

Financing Activities

         IC's financing/leasing subsidiaries lease equipment to ICRR.

         Certain covenants of ICRR's revolver require specific levels of tangible net worth but not a specific dividend restriction. ICRR paid dividends to IC of ($103.2 million in 1996, $107.7 million in 1995 and $42.5 million in 1994). Included in the 1996 dividends to IC is the March 1996 transfer by ICRR of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million. In January 1997, ICRR declared and paid a dividend of $17.8 million to IC.

         ICRR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the Railroad's lending group (see below). At December 31, 1996, Standard & Poor's Corporation ("S&P"), Moody's Investor Services ("Moody's") and Fitch Investors Service ("Fitch") have rated the commercial paper A2, P2 and F2, respectively, and $20.0 million was outstanding. The average interest rate on commercial paper for the year ended December 31, 1996, was 5.61% with a range of 5.41% to 6.06%. ICRR views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term. ICRR's public debt is rated Baa2 by Moody's and BBB by S&P.

         In 1994, ICRR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. ICRR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At December 31, 1996, $48 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $2.9 million and $3.2 million and $2.2 million for the years ended December 31, 1996,1995 and 1994, respectively. ICRR's accounting for the sale of accounts receivable is impacted by SFAS No. 125. As a result, the agreement is expected to be modified to comply with this new standard so that the accounting and reporting for the sale of accounts receivables will remain unchanged.

         In April 1996, ICRR concluded negotiations with its bank lending group whereby the Railroad's $250 million Revolver was amended and restated. The amendment reduced various facility fees and borrowing spreads, lowered the tangible net worth requirement beginning in the second quarter of 1996 and extended the expiration date to 2001. Fees and borrowing spreads are predicated on ICRR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICRR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICRR under the facility.

No amounts have been drawn under the Revolver. At December 31, 1996, the $250 million was limited to $230.0 million because $20.0 million in commercial paper was outstanding.

         Certain covenants of ICRR's debt agreements require among others specific levels of tangible net worth but not a specific dividend restriction. At December 31, 1996, ICRR exceeded its tangible net worth covenant by $26.9 million. ICRR was in compliance with all covenants at December 31, 1996, and does not contemplate any difficulty maintaining such compliance.

         Throughout 1996 and 1995, ICRR has been active in the public debt market issuing bonds and medium-term notes ("MTN's"). In December 1996, ICRR issued $125 million aggregate amount of 100-year 7.7% debentures, due September 15, 2096. These bonds may not be redeemed until 2026 and then only at a premium which declines to par in 2056. In 1995, $100 million 7.75% non-callable 10-year notes due May 2005 ("2005 Notes") were issued. (See below.) A total of $230 million in MTN's were issued over the two years as follows ($ in millions):

  Principle                                     Year
   Amount            Coupon            Issued           Matures
   ------            ------            ------           -------

    $20              6.27%             1995             1998
     30              6.83              1995             2000
     50              6.98              1996             2007
     50              7.12              1996             2001
     30              6.85              1996             1999
     50              6.72              1996             2001

         The shelf registration from 1995 has been fully used. A shelf registration from 1996 can be used to issue an additional $70 million in MTN's or other debt until 2000. Currently, there are no plans to issue additional debt but capital investments, other ventures and labor settlements could necessitate use.

         In 1995, ICRR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the 2005 Notes and $40 million from existing lines of credit. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax. The line of credit borrowings were replaced with the proceeds of MTN's.

         ICRR believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, ICRR believes it has access to the public debt market if needed.

Miscellaneous

         ICRR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 17% of ICRR's short-term diesel fuel requirements through June 1997 are protected against significant price changes.

         ICRR has paid approximately $3 million in 1996 and $6 million in each of 1995 and 1994 for severance, lump sum signing awards and other costs associated with various labor agreements. Under the terms of local bargaining agreements wages will rise 3%-4% per year.

         In October 1996, the Brotherhood of Maintenance of Way Employees membership ratified a new agreement which settles wage and work rules through 1999. In January 1997, the United Transportation Union ("UTU") ratified a new agreement which settles wage and work rule issues through 2000. The UTU agreement is similar to the nationally negotiated agreement in effect with other Class I carriers. The main distinction is timing of the various lump sum payouts and scheduled wage increases. ICRR continues to negotiate with its remaining operating union on a local level. While no agreement is pending, an agreement may be reached that requires significant lump sum payment. It is too early to determine if a separate agreement will be reached but management believes available funding sources will be sufficient to meet any required payment.

Environmental Liabilities

         ICRR's operations are subject to comprehensive environmental regulation by federal, state and local authorities. Compliance with such regulation requires ICRR to modify its operations and expend substantial manpower and financial resources.

         Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), and similar state and federal laws, ICRR is potentially liable for the cost of clean-up of various contaminated sites. ICRR generally participates in the clean-up at sites where other substantial parties share responsibility through cost-sharing arrangements, but under Superfund and other similar laws ICRR can be held jointly and severally liable for all environmental costs associated with such sites.

         ICRR is aware of approximately 25 contaminated sites at which it is probably liable for some portion of any required clean-up. Of these, 17 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million in clean-up costs. At four of these sites other parties are expected to contribute the majority of the costs incurred. ICRR paid approximately $2.8 million toward the investigation and remediation at all sites in 1996, and anticipates similar expenditures annually.

         For all known sites of environmental contamination where ICRR loss or liability is probable, ICRR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICRR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the ICRR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1996, ICRR estimated the probable range of its liability to be $17 million to $53 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $17 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution.

         The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically ICRR leased substantial amounts of property to industrial tenants, and ICRR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that ICRR will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on ICRR`s financial position, results of operations, cash flow or liquidity.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), issued by the Financial Accounting Standards Board in 1996 and effective for 1997, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The accounting for the ICRR's sales of accounts receivable agreement is impacted by this standard. As a result, the agreement is expected to be modified to comply with the SFAS No. 125 requirements so that the accounting and reporting for the sale of the ICRR's accounts receivable will remain unchanged.


Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 31 of this Report.


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

            See Index to Consolidated Financial Statements on page 31 of this Report.

       2.   Financial Statement Schedules:

            See Index to Financial Statement Schedules on page F-27 of this Report.

       3.   Exhibits:

            See items marked with "*" on the Exhibit Index beginning on page E-1 of this Report. Items so marked identify management contracts or compensatory plans or arrangements as required by Item 14.

(b)    1.   Reports on Form 8-K:

            During the fourth quarter of 1996 the Registrant filed with the Securities and Exchange Commission the following reports on Form 8-K on the dates indicated to report the events described:

            On December 4, 1996, a current report on Form 8-K was filed announcing the signing of an agreement with the United Transportation Union subject to a January ratification vote by UTU membership.

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

                                         ILLINOIS CENTRAL RAILROAD COMPANY

                                         By:  /s/ DALE W. PHILLIPS
                                                  Dale W. Phillips
                                     Vice President and Chief Financial Officer
                              Date: March 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                      Title(s)                  Date

/s/ GILBERT H. LAMPHERE    Chairman of the Board and Director     March 19, 1997
------------------------
    Gilbert H. Lamphere

/s/ E. HUNTER HARRISON     President and Chief Executive Officer  March 19, 1997
    E. Hunter Harrison    (principal executive officer), Director

/s/ DALE W. PHILLIPS               Vice President                 March 19, 1997
--------------------
    Dale W. Phillips          and Chief Financial Officer
                             (principal financial officer)

/s/ JOHN V. MULVANEY                Controller                    March 19, 1997
--------------------
    John V. Mulvaney       (principal accounting officer)

/s/  RONALD A. LANE                  Director                     March 19, 1997
-------------------
     Ronald A. Lane

/s/ JOHN D. MCPHERSON                Director                     March 19, 1997
---------------------
    John D. McPherson

/s/ DONALD H. SKELTON                Director                     March 19, 1997
---------------------
    Donald H. Skelton

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



                              FINANCIAL STATEMENTS

                         SUBMITTED IN RESPONSE TO ITEM 8

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Public Accountants................................... F-1

Consolidated Statements of Income for the three years ended
  December 31, 1996........................................................ F-2

Consolidated Balance Sheets at December 31, 1996 and 1995.................. F-3

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1996........................................................ F-4

Consolidated Statements of Stockholder's Equity and Retained
  Income for the three years ended December 31, 1996....................... F-5

Notes to Consolidated Financial Statements for the three years ended December 31, 1996.................................................. F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central Railroad Company:

         We have audited the accompanying consolidated balance sheets of Illinois Central Railroad Company (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholder's equity and retained income for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Central Railroad Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


Chicago, Illinois
January 20, 1997

                                       F1

                    ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Income
                                ($ in millions)



                                                  Years Ended December 31,
                                                 1996       1995       1994
     Revenues                                  $617.2    $ 645.3    $ 595.3

     Operating expenses:
        Labor and fringe benefits               181.9      194.8      184.2
        Leases and car hire                      56.7       58.8       59.3
        Diesel fuel                              34.6       33.2       31.5
        Materials and supplies                   31.2       35.0       35.6
        Depreciation and amortization            31.0       30.9       25.0
        Casualty, insurance and losses           11.4       17.4       23.7
        Other taxes                              16.9       18.2       17.6
        Other                                    34.0       35.1       26.0
     Operating expenses                         397.7      423.4      402.9

     Operating income                           219.5      221.9      192.4

     Other income, net                            9.9        2.7        4.5
     Interest expense, net                      (26.5)     (26.3)     (26.0)

     Income before income taxes and extra-
      ordinary item                             202.9      198.3      170.9
     Provision for income taxes                  76.3       67.1       58.2

     Income before extraordinary item           126.6      131.2      112.7
     Extraordinary item, net                        -      (11.4)         -
     Net income                                $126.6    $ 119.8    $ 112.7


     The following notes are an integral part of the consolidated financial statements.

                                       F2

                   ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in millions)

                                                   December 31,     December 31,
                       ASSETS                        1996                1995
  Current assets:
       Cash and temporary cash investment      $    46.3            $     3.0
       Receivables, net of allowance for
         doubtful accounts of $1.3 in
         1996 and $2.0 in 1995                      84.4                 79.3
       Loans to affiliates                          14.9                 11.7
       Materials and supplies, at average cost      17.3                 14.9
       Assets held for disposition                     -                  7.7
       Deferred income taxes - current              18.1                 19.1
       Other current assets                          7.8                  2.5
            Total current assets                   188.8                138.2

  Investments                                       11.7                 13.5

  Loans to affiliates                              138.2                 26.9

  Properties:
     Transportation:
        Road and structures, including land      1,118.0              1,052.1
        Equipment                                  165.2                143.5
     Other, principally land                        41.5                 41.0
        Total properties                         1,324.7              1,236.6
     Accumulated depreciation                      (38.4)               (37.1)
        Net properties                           1,286.3              1,199.5

  Other assets                                      20.9                 14.7
            Total assets                       $ 1,645.9            $ 1,392.8

                  LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
       Current maturities of long-term debt    $     2.8            $    10.7
       Accounts payable                             56.3                 52.1
       Dividends payable                               -                    -
       Income taxes payable                          1.2                  6.9
       Casualty and freight claims                  20.9                 24.9
       Employee compensation and vacations          18.4                 16.9
       Taxes other than income taxes                15.4                 16.3
       Accrued redundancy reserves                   4.3                  4.3
       Other accrued expenses                       72.6                 61.7
            Total current liabilities              191.9                193.8

  Long-term debt                                   590.3                373.9
  Deferred income taxes                            263.5                235.7
  Other liabilities and reserves                   117.5                124.4

  Contingencies and commitments (Note 13)

  Stockholder's equity:
       Common stock authorized, issued and outstanding
         100 shares, $1 par value                      -                    -
       Additional paid-in capital                  129.6                129.6
       Retained income                             353.1                335.4
           Total stockholder's equity              482.7                465.0
           Total liabilities and stockhol      $ 1,645.9            $ 1,392.8
  The following notes are an integral part of the consolidated financial statements.

                                       F3

                  ILLINOIS CENTRAL RAILROAD COMPANY AND SUBS
                     Consolidated Statements of Cash Flows
                                ($ in millions)


                                                    Years Ended December 31,
                                                  1996       1995     1994
                                                  ----       ----     ----
Cash flows from operating activities :
   Net income                                 $  126.6   $  119.8 $  112.7
   Reconciliation of net income to net cash
      provided by (used for) operating
      activities :
         Extraordinary item, net                     -       11.4        -
         Depreciation and amortization            31.0       30.9     25.0
         Deferred income taxes                    31.5       24.5     14.3
         Equity in undistributed earnings of
            affiliates, net of dividends
            received                              (0.5)      (0.8)    (0.4)
         Net gains on sales of real estate        (1.6)      (0.1)    (2.0)
         Cash changes in working capital          (9.0)      (8.3)    51.0
         Changes in other assets                  (6.4)      (2.0)    (4.3)
         Changes in other liabilities and
            reserves                              (6.6)      (7.2)    (0.7)
            Net cash provided by operating
            activities                           165.0      168.2    195.6

Cash flows from investing activities :
   Additions to properties                      (118.9)     (97.6)   (86.4)
   Proceeds from sales of real estate              3.0        2.5      3.8
   Proceeds from equipment sales                   3.0        2.9      4.4
   Proceeds from sales of investments              2.3        0.7      1.6
   Loans to affiliated company                  (114.5)     (26.9)       -
   Other                                          (1.0)      (4.4)    (0.4)
      Net cash (used for) investing
      activities                                (226.1)    (122.8)   (77.0)

Cash flows from financing activities :
   Proceeds from issuance of debt                255.0      250.0    113.0
   Principal payments on debt                     (9.6)    (238.7)  (159.2)
   Net proceeds (payments)
    -  Commercial Paper                          (37.0)      42.0    (23.1)
   Dividends paid                               (103.3)    (107.7)   (42.5)
   Purchase of subsidiary's common stock          (0.7)      (0.2)    (2.7)
    Net cash provided by (used for)
    financing activities                         104.4      (54.6)  (114.5)
Changes in cash and temporary cash
    investments                                   43.3       (9.2)         4.1
Cash and temporary cash investments
    at beginning of year                           3.0       12.2          8.1
Cash and temporary cash investments at
    end of  year                              $   46.3   $    3.0     $   12.2
Supplemental  disclosure  of cash flow
    information  :
Cash paid during the year for:
      Interest (net of amount capitalized)    $   28.5   $   30.8     $   26.8
      Income taxes                            $   53.2   $   31.0     $   46.9
The following notes are an integral part of the consolidated financial statements.

                                       F4

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES Consolidated Statements of Stockholder's Equity and Retained Income


                              Shares                 Equity ($ in millions)
                              ------                 ----------------------
                                                                      Total
                                                    Additional        Stock-
                              Common   Common    Paid-in   Retained   holder's
                              Share    Stock     Capital   Income     Equity
                              -----    -----     -------   ------     ------

  Balance December 31, 1993     100   $     -   $ 128.6   $ 238.2   $ 366.8

  Capital contribution                              0.5                 0.5

  Dividends                                                 (87.6)    (87.6)

  Net income                                                112.7     112.7

  Balance December 31, 1994     100         -     129.1     263.3     392.4

  Capital contribution                              0.5                 0.5

  Dividends                                                 (47.7)    (47.7)

  Net income                                                119.8     119.8

  Balance December 31, 1995     100         -     129.6     335.4     465.0

  Dividends                                                (108.9)   (108.9)

  Net income                                                126.6     126.6

  Balance December 31, 1996     100   $     -   $ 129.6   $ 353.1   $ 482.7



  The following notes are an integral part of the consolidated financial sta

                                       F5

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.       ICRR

         Illinois Central Corporation ("IC"), a holding company, was incorporated under the laws of Delaware. IC, through its wholly-owned subsidiaries, including the Illinois Central Railroad Company ("ICRR"), is principally engaged in the rail freight transportation business. ICRR operates 2,700 miles of main line track between Chicago and the Gulf of Mexico, primarily transporting chemicals, grain and milled grain, coal, paper and intermodal commodities.


2.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of the ICRR and its subsidiaries. Significant investments in affiliated companies are accounted for by the equity method. Transactions between consolidated companies have been eliminated in the accompanying consolidated financial statements.

         Properties

         Depreciation is computed by the straight-line method and includes depreciation on properties under capital leases. ICRR uses the composite method of depreciation for track structure, other road property, and equipment. In the case of routine retirements, removal cost less salvage recovery is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expense.

         The approximate ranges of annual depreciation rates for major property classifications are as follows:

                  Road properties.............................1% - 8%
                  Transportation equipment....................1% - 7%

         ICRR's  rates  were  approved  by  the   predecessor   of  the  Surface
Transportation Board ("STB"), an independent agency of the Department of transportation.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

         Income Per Share

         Income per common share has been omitted as ICRR is a wholly-owned subsidiary of IC.

         Derivative Financial Instruments

         ICRR has only limited involvement with derivative financial instruments and does not use them for trading purposes. ICRR has entered into various diesel fuel collar agreements with the objective of mitigating significant fluctuations in fuel prices. Premiums paid for the purchase of these agreements are amortized to fuel expense over the terms of the agreements. Unamortized premiums are included in Other Assets in the Consolidated Balance Sheets. Amounts receivable or payable under the collar agreements are accrued as increases or decreases to Diesel Fuel Expense. See Note 6.

         Casualty Claims

         ICRR accrues for injury and damage claims based on actuarially determined estimates of the ultimate costs associated with asserted claims and claims incurred but not reported. As a result of significant improvements in safety performance and enhancements in claim and settlement approaches, ICRR has experienced continuing reductions in its final claim settlement amounts. It is reasonably possible that future actuarial valuations will reflect additional improvements that could result in a reduction in the near term to casualty costs and related expenses.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Stock-Based Compensation

         ICRR has elected to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), for disclosure purposes only. ICRR accounts for compensation under its Long-Term Incentive Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 17.

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

3.       Extraordinary Item

         In 1995, ICRR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax. The loss resulted from the premium paid, the write-off of unamortized financing fees and costs associated with the prepayment. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the 7.75% Notes and $40 million from existing lines of credit. See Note 8.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



4.       Other Income (Expense), Net

         Other Income (Expense), Net consisted of the following ($ in millions):

                                                     Years Ended December 31,
                                                   1996       1995       1994
                                                   ----       ----       ----

Rental income, net..............................   $2.3       $3.5      $ 3.3
Net gains  (losses) on sales of real estate.....    1.6        (.1)       2.0
Equity in undistributed
   earnings of affiliates.......................     .8         .9         .7
Sales of accounts receivable   (see Note 9)....    (2.9)      (3.2)      (2.2)
Sale of RAIL (see below)........................    7.3        -          -
Other, net......................................     .8        1.6         .7
                                                   ----     ------      -----
   Other Income (Expense), Net..................   $9.9     $  2.7      $ 4.5
                                                   ====     ======      =====

          On October 3, 1996, ICRR sold its investment in an industry captive insurance company.

5.       Supplemental Cash Flow Information

         Cash changes in components of working capital, exclusive of Current Maturities of Long-Term Debt, included in the Consolidated Statements of Cash Flows were as follows ($ in millions):


                                                Years Ended December 31,
                                         1996           1995           1994
                                         ----           ----           ----

Receivables, net...................... $ (5.1)        $(14.1)          $41.1
Materials and supplies................   (2.4)            .8             4.4
Other current assets..................   (5.3)            .6              .4
Accounts payable......................    4.9           (3.5)            6.6
Income taxes payable..................   (8.4)          13.3            (3.0)
Accrued redundancy reserve............      -           (2.5)              -
Other current liabilities.............    7.3           (2.9)            1.5
                                       --------      --------          -----
Cash Changes in Working Capital....... $ (9.0)       $  (8.3)          $51.0
                                       =======       =========         =====

        ICRR entered into capital leases of $7.1 million covering 328 freight cars in 1995 and $24.7 million covering 65 locomotives and 1,623 freight cars in 1994. See Note 7 for the present value of the minimum lease payments.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


6.      Materials and Supplies

        Materials and Supplies, valued using the average cost method, consist of track material, switches, car and locomotive parts and fuel.

        As of December 31, 1996, ICRR was party to one diesel fuel collar agreement under which the Company receives or makes monthly payments based on the monthly average near-by contract price for Heating Oil #2 traded on the New York Mercantile Exchange (the "Contract Price"), which was $.722 per gallon for December 1996. Under the agreement, ICRR receives or makes monthly payments on 800,000 notional gallons based on the excess or deficiency of the Contract Price over or under $.55 or $.43 per gallon, respectively.

7.      Leases

        As of December 31, 1996, ICRR leased 6,325 of its cars and 119 of its locomotives. These leases generally have original terms of 15 years and expire between 1997 and 2003. Under the terms of the majority of its lease agreements, ICRR has the right of first refusal to purchase, at the end of the lease term, certain cars and locomotives at or below fair market value. ICRR also leases office facilities, computer equipment and vehicles.

        Net obligations under capital leases at December 31, 1996 and 1995, included in the Consolidated Balance Sheets were $14.4 million and $23.2 million, respectively. The gross assets under capitalized leases were $30.0 million and $40.8 million at December 31, 1996 and 1995, respectively, and are included in Properties in the Consolidated Balance Sheets.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         At December 31, 1996, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):

                                           Capital         Operating
                                           Leases            Leases

1997.....................................  $ 3.7            $ 38.2
1998.....................................    3.3              34.7
1999.....................................    3.3              30.6
2000.....................................    2.7              16.0
2001.....................................    2.6              14.3
Thereafter...............................    3.2              65.9
                                          -------         --------
    Total minimum lease payments.........   18.8            $199.7
                                                            ======

Less: Imputed interest...................    4.4
                                         -------
    Present value of minimum payments....  $14.4
                                           =====

        Total rent expense applicable to noncancellable operating leases amounted to $38.8 million in 1996, $32.4 million in 1995 and $48.8 million in 1994. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

8.      Long-Term Debt and Interest Expense

        Long-Term Debt at December 31, consisted of the following ($ in millions):

                                                               1996        1995
                                                               ----        ----

Debentures and other debt, due 1997 to 2056, 4.5%
  to 10.89%....                                             $   9.9     $  10.2
Debentures, due 2096, 7.7%................................    125.0         -
Commercial Paper, at average interest rate 5.61% in
  1996 and 6.19% in 1995.......  ......................        20.0        57.0
Notes, due 2003, 6.75%....................................    100.0       100.0
Notes, due 2005, 7.75%....................................    100.0       100.0
Medium term notes, due 1998 to 2007, 6.27% to 7.12%.......    230.0       100.0
Capitalized leases (see Note 7)...........................     11.9        12.8
Unamortized discount, net .......................... .......   (6.5)       (6.1)
                                                             -------     ------

             Total Long-Term Debt.........................   $590.3      $373.9
                                                             ======      ======

        At December 31, 1996, the aggregate annual maturities and sinking fund requirements for debt payments for 1997 through 2002 and thereafter were $2.8 million, $42.5 million, $32.5 million, $32.1

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


million, $102.2 million, $1.7 million and $379.3 million, respectively. The weighted-average interest rate for 1996 and 1995 on total debt excluding the effect of discounts, premiums and related amortization was 7.1% and 8.0%, respectively.

        In December 1996, ICRR issued $125 million aggregate amount of 100-year, 7.7% debentures due September 15, 2096. These bonds may not be redeemed until 2026 and then only at a premium which declines to par in 2056.

        In 1995, ICRR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the $100 million 7.75% 10-year notes due May 2005 and $40 million from existing lines of credit. In connection with the prepayment, ICRR amended and restated its revolver with its bank lending group (the "Revolver").

        ICRR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The commercial paper is rated A2 by S&P, P2 by Moody's and F2 by Fitch and is supported by the Revolver. ICRR views commercial paper as a significant long-term funding source and intends to issue replacement debt as maturities occur. Therefore, the $20 million outstanding at December 31, 1996, has been classified as long-term.

        ICRR has a $250 million Revolver that expires in 2001. ICRR pays an annual fee of 15 basis points on the Revolver and the Eurodollar offered rate plus 22.5 basis points for any borrowings. The Revolver may be used as backup for commercial paper and for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICRR under the facility. No amounts have been drawn under the Revolver. At December 31, 1996, the Revolver was limited to $230 million because $20 million in commercial paper was outstanding.

        Various borrowings of ICRR are governed by agreements which contain certain affirmative and negative covenants customary for facilities of this nature including restrictions on additional indebtedness, investments, guarantees, liens, distributions, sales and leasebacks, and sales of assets and capital stock. Some also require satisfaction of certain financial tests, including a leverage ratio, an earnings before interest and taxes to interest charges ratio, and minimum consolidated tangible net worth requirements. See
Note 12.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        Interest Expense, Net consisted of the following ($ in millions):

                                                 Years Ended December 31,
                                            1996            1995         1994
                                            ----            ----         ----

Interest expense........................   $34.3          $30.4        $28.9
Less:
   Interest capitalized ................     1.7            1.3          1.4
   Interest income......................     6.1            2.8          1.5
                                          ------        -------       ------
Interest Expense, Net...................   $26.5          $26.3        $26.0
                                           =====          =====        =====


9.      Sales of Accounts Receivable

        In 1994, ICRR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a maximum of $50 million at any one time. ICRR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. During June 1995, the agreement was extended one year and now expires in June 1998. At December 31, 1996, $48 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $2.9 million, $3.2 million and $2.2 million for 1996, 1995 and 1994, respectively.

        Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), issued by the Financial Accounting Standards Board in 1996 and effective for 1997, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The accounting for the ICRR's sales of accounts receivable agreement is impacted by this standard. As a result, the agreement is expected to be modified to comply with the SFAS No. 125 requirements so that the accounting and reporting for the sale of the ICRR's accounts receivable will remain unchanged.

10.     Benefit Plans

        All employees of ICRR are covered under the Railroad  Retirement  System
instead   of  Social   Security.   Additionally,   various   retirement   plans,
postemployment benefits and postretirement benefits are provided.

        Retirement Plans.

        ICRR has two qualified plans permitting participants to make "pre-tax" contributions of their salary up to Internal Revenue Code limitations and each contains a company match provision. The union plan, which started in mid-1995, allows union employees covered by local contracts to participate. ICRR matches 25% of the first 4% of employee contributions. The management plan's

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


matching provisions are 50% of the first 6% of salary deferral. The management plan also contains a separate defined contribution portion of 2% of each employee's salary. Expenses related to both plans were $1.2 million, $1.1 million, and $1.0 million in 1996, 1995 and 1994, respectively. All ICRR contributions are fully vested upon contribution.

        ICRR also has a supplemental executive retirement plan ("SERP") which covers officers and certain other management employees. The SERP provides for a monthly benefit equal to 35% of a participant's final average compensation as defined in the plan. The monthly benefit is subject to offsets such as employer contributions to the 401(k) plan. The plan was adopted in 1994. The cost was not material in the three years ended December 31, 1996.


        Salary Deferral Plans. In addition to the 401(k) plan, all officers and certain other management employees may elect to defer up to 50% of base salary and 100% of annual bonus. Participant deferrals are fully vested and earn interest at a specified, variable rate. Approximately $1.1 million, $.5 million and $.3 million were deferred in 1996, 1995 and 1994 respectively.

        Unfunded Plan. ICRR has an unfunded plan whereby 10% of an officer's combined salary and bonus in excess of a wage offset factor ($104,500 in 1996) is accrued and earns interest. Amounts accrued are paid when the employee leaves ICRR, normally at retirement. Expenses for this plan were $.4 million, $.4 million and $.3 million in 1996, 1995 and 1994, respectively.

        Postemployment Benefit Plans. ICRR provides certain postemployment benefits such as long-term salary continuation and waiver of medical and life insurance co-payments while on long-term disability.

        Postretirement Plans. In addition to retirement plans, ICRR has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union-represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected medical cost inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. ICRR's contribution will be fixed at the 1999 year end rate for all subsequent years. Salaried retirees are covered by a life insurance plan which provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65. All benefits under this plan terminate in 1998. There are no plan assets and ICRR funds these benefits as claims are paid.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        The accumulated postretirement benefit obligations ("APBO") of the postretirement plans were as follows ($ in millions):

                                                  December 31,
                                                   1996            1995
                                       Medical  Life       Total    Total

Accumulated postretirement benefit
 obligation:
        Retirees....................   $13.0    2.1      $15.1     $16.4
  Fully eligible active
   plan participants    ............      .7      -         .7        .9
  Other active plan participants....     3.3      -        3.3       3.4
                                       -----    ---      -----     -----
            Total APBO..............   $17.0    2.1       19.1      20.7
                                       ======   ===      =====      ====

  Unrecognized net gain.............                      18.3      18.4
                                                          ----      ----
  Accrued liability for
    postretirement benefits.........                     $37.4     $39.1
                                                         =====     =====

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1995. As a result of the change in general interest rates on high quality fixed rate investments in 1996, the ICRR increased the weighted-average discount rate to 7.75% as of December 31, 1996. The change in rates resulted in approximately $.7 million actuarial gain. The actuarial gains and losses along with actual experience gains, primarily fewer claims and lower medical rate inflation, resulted in a total $18.3 million unrecognized net gain as of December 31, 1996. In accordance with SFAS No. 106, the excess gain is subject to $1.2 million annual amortization based on an amortization period of approximately 13 years. The components of the net periodic postretirement benefits cost were as follows ($ in millions):

                                                 Years Ending December 31,
                                                  1996              1995
                                                 -----              -----
Service costs..........................         $  .1            $    .1
Interest costs.........................           1.4                1.7
Net amortization of excess gain........          (1.2)              (1.2)
                                                ------            ------
Net periodic postretirement
  benefit costs........................         $  .3            $    .6
                                                =====            =======

         The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 11.0% for 1997 and is assumed to decrease gradually to 6.25% by 2002 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, the plan limits annual inflation for ICRR's portion of such costs to 9.5% each year and caps ICRR's contribution at the actual 1999 level. Therefore, an increase in the assumed health care cost trend rates by one percentage point in each year would have no impact on ICRR's accumulated postretirement benefit

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


obligation for the medical plans as of December 31, 1996, or the aggregate of the service and interest cost components of net periodic postretirement benefit expense in future years.

11.     Provision for Income Taxes

        The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):

                                                 Years Ended December 31,
                                              1996           1995         1994
                                              ----           ----         ----
Current income tax:
  Federal.................................   $39.9          $38.1         $39.9
  State...................................     4.9            4.5           4.0
Deferred income taxes.....................    31.5           24.5          14.3
                                             -----          -----        ------
Provision  for Income Taxes...............   $76.3          $67.1         $58.2
                                             =====          =====         =====

         The effective income tax rates for the years ended December 31, 1996, 1995 and 1994, were 38%, 34% and 34%, respectively. See Note 3 for the tax benefits associated with the 1995 extraordinary loss.

         At December 31, 1996, ICRR for tax or financial reporting purposes had no Federal net operating loss carryovers.

         In 1996, 1995 and 1994 tax benefits of $1.8 million, $4.3 million and $5.0 million, respectively, were recorded to reflect the favorable resolution of prior-period tax issues.

         The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and the income taxes computed at the statutory rate are summarized below ($ in millions):

                                             Years Ended December 31,
                                      1996              1995           1994
                                      ----              ----           ----

Expected tax expense computed
  at statutory rate.............  $71.0     35%    $69.4    35%   $59.8    35%
Dividends received exclusion....    (.1)     -       (.1)    -      (.3)    -
State income taxes, net
  of Federal tax effect.........    5.9      3       5.4     3      3.6     2
Favorable resolution of
  prior period tax issues.......   (1.8)    (1)     (4.3)   (2)    (5.0)   (3)
Other items, net................    1.3      1      (3.3)   (2)      .1     -
                                   -----    ---     -----   ---    ----    ----
Provision for Income Taxes......  $76.3     38%     $67.1   34%   $58.2    34%
                                  =====     ===     =====   ===   =====    ===

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Temporary differences between book and tax income arise because the tax laws require that certain items of income and expense be treated differently than under generally accepted accounting principles. As a result, the book provisions for taxes differ from the actual taxes reported on the income tax returns. The net results of such differences are included in Deferred Income Taxes in the Consolidated Balance Sheets.


         Deferred Income Taxes consisted of the following ($ in millions):

                                                             December 31,
                                                          1996          1995
                                                          ----          ----

Deferred tax assets................................    $  71.7      $   79.5
Less: Valuation allowance..........................       (1.5)         (1.8)
                                                       --------     ---------
Deferred tax assets,
  net of valuation allowance.......................       70.2          77.7
Deferred tax liabilities...........................     (315.6)       (294.3)
                                                       --------      --------
Deferred Income Taxes..............................    $(245.4)     $ (216.6)
                                                       ========      ========

         The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

         Major types of deferred tax assets are: reserves not yet deducted for tax purposes ($60.9 million) and safe harbor leases ($10.8 million). Major types of deferred tax liabilities are: accelerated depreciation ($288.5 million), land basis differences ($10.8 million) and debt marked to market ($2.1 million).

         IC and its subsidiaries have a tax sharing agreement whereby each subsidiary's federal income tax and state income tax liabilities are determined on a separate company income tax basis as if it were not a member of IC's consolidated group, with no benefit for net operating losses or credit carryovers from prior years.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



12.     Equity and Restrictions on Dividends

        ICRR paid dividends to IC of $103.2 million in 1996, $107.7 million in 1995 and $42.5 million in 1994. Certain covenants of ICRR's Revolver require specific levels of tangible net worth but not a specific dividend restriction. At December 31, 1996, ICRR's tangible net worth exceeded the required level by approximately $26.9 million. In January 1997, ICRR declared and paid a dividend of $17.8 million to IC.

        For the years ended December 31, 1995 and 1994, IC made capital contributions of $.5 million and $.5 million, respectively, to ICRR which was equivalent to the vested portion of the restricted IC common stock granted to various ICRR employees.

13.     Contingencies, Commitments and Concentration of Risks

        ICRR is self-insured for the first $5 million of each loss. ICRR carries $245 million of liability insurance per occurrence, subject to an annual cap of $335 million in the aggregate for all losses. This coverage is considered by ICRR's management to be adequate in light of ICRR's safety record and claims experience.

        ICRR has guaranteed repayment of certain indebtedness of a jointly owned company aggregating $7.8 million. ICRR's primary share is $1.0 million; the remainder is a primary obligation of other unrelated owner companies.

        There are various regulatory proceedings, claims and litigation pending against ICRR. While the ultimate amount of liability that may result cannot be determined, in the opinion of the ICRR's management, based on present information, adequate provisions for liabilities have been recorded.

        Environmental Contingencies. ICRR is aware of approximately 25 contaminated sites at which it is probably liable for some portion of any required clean up. Of these, 17 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million in clean-up costs. At four of these sites other parties are expected to contribute the majority of the costs incurred.

        For all known sites of environmental contamination where ICRR loss or liability is probable, ICRR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICRR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of ICRR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1996, ICRR estimated the probable range of its liability to be $17 million to $53 million, and in accordance with the

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


provisions of SFAS No. 5 had a reserve of $17 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

        The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically ICRR leased substantial amounts of property to industrial tenants, and ICRR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that ICRR will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on ICRR`s financial position, results of operations, cash flow or liquidity.

14.     Disclosures about Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and Temporary Cash Investments. The carrying amount approximates fair value because of the short maturity of those instruments. Investments in U.S. corporate demand notes of $43.6 million and $.2 million included in Cash and Temporary Cash Investments as of December 31, 1996 and 1995, respectively, have been classified and accounted for as held to maturity securities.

        Investments. ICRR has investments of $5.9 million in 1996 and $8.1 million in 1995 for which there are no quoted market prices. These investments are in joint railroad facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments, the carrying amount is a reasonable estimate of fair value. ICRR's remaining investments ($5.8 million in 1996 and $5.4 million in 1995) are accounted for by the equity method.

        Loans to Affiliates.  See Note 15.

        Long-Term Debt. The fair value of ICRR's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to ICRR for debt of the same remaining maturities.

        Derivative Financial Instruments. The fair value of diesel fuel collar agreements is the estimated amount that ICRR would receive or pay to terminate the agreements as of year end, taking into account the current credit worthiness of the agreement counterparties.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        The estimated fair values of ICRR's financial instruments are as follows ($ in millions):

                                                     December 31,
                                                     ------------
                                              1996                 1995
                                              ----                 ----


                                     Carrying      Fair     Carrying      Fair
                                      Amount       Value      Amount      Value
                                      ------       -----      ------      -----

Cash and temporary cash investments  $ 46.3    $    59.2    $   3.0      $  3.0
Investments.........................    5.9          5.9        8.1         8.1
Fuel hedge..........................     .1           .1         -            -
Loans to affiliates - short-term....   14.9         14.9       11.7        11.7
Loans to affiliates - long-term.....  138.2        138.2       26.9        26.9
Debt................................ (593.1)      (586.6)    (384.6)     (420.5)

15.      Related Party Transactions and Intercompany Advances

         IC and its subsidiaries maximize the consolidated group's borrowing power and minimize the group's interest costs. If an entity requires funds for operations or capital expenditures, the lowest cost source provides the cash. The company that needs the funds pays interest at the borrowed rate with no mark up or add-on fees.

         The amounts outstanding at December 31, consisted of the following ($ in millions):

                                            1996               1995
                                            ----               ----
Advance due from:
       -   CCPH                         $    4.4            $     -
       -   IC                                 -                11.7
Loans due from:
       -   IC Financial Services             1.5                  -
       -   IC Leasing III                    9.0                  -
                                       ---------           --------
Total Short-Term Intercompany            $  14.9              $11.7
                                       ==========          ========
Advances due from:
           IC                             $112.9           $      -
Loans due from:
           IC Financial Services            22.5                  -
           IC Leasing III                    2.8               26.9
                                             ---               ----
Total Long-Term Intercompany               $138.2          $   26.9
                                           ======          ========

       The amount due from IC includes $59.9 million used to acquire CCPH and $25 million used by IC repay a portion of CCPH's revolver. Because of the nature of the assets acquired these advances are considered long-term. The loan to IC Financial Services is due in 1999 and bears interest at LIBOR +50 basis points. The loan to IC Leasing III is due in 1998 and bears interest at LIBOR +.625%.

       Interest paid to ICRR for 1996 and 1995 was $5.3 million and $1.6 million, respectively.

16.        Acquisition of CCP Holdings, Inc.

           On June 12, 1996, ICRR used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to IC and to loan $59.9 million (5.625% per annum) to IC. IC used the $109.9 million and its bank credit lines to acquire CCP Holdings, Inc. ("CCPH"). The transaction closed June 13, 1996, following the effective date of the approval order issued by the STB.

17.      Stock Based Compensation

         IC grants stock options to employees of ICRR under IC's 1990 Long-Term Incentive Plan and the employees of ICRR also participate in two stock purchase plans to acquire IC Common Stock. ICRR accounts for these plans under APB Opinion 25 under which no compensation cost has been recognized.

         Under the IC Long-Term Incentive Plan employees of ICRR can receive incentive options, award stock appreciation rights, resticted stock and restricted stock units, dividend equivalents and other stock-based awards. The exercise price of an option to employees is limited to fair market value. Awards, vest ratably over four years and expire 10 years from date of grant.

         Employees of ICRR were awarded 22,500 shares and 37,500 shares of restricted stock in 1994 and 1993, respectively. No cash payments are required by the individuals. Shares awarded may not be sold, transferred, or used as collateral by the holders until the shares awarded become free of the restrictions. Restrictions lapse over a four-year period. All shares still subject to restrictions will be forfeited and returned to the plan if the employee's relationship with ICRR is terminated. No shares were forfeited in 1996. A total of 4,125 shares and 150 shares were forfeited in 1995 and 1994, respectively. If the employee becomes disabled, or dies, or a change in control occurs during the vesting period, the restrictions lapse at that time. In connection with early retirements, 43 and 7,632 shares vested in 1996 and 1995, respectively. The compensation expense resulting from the award of restricted stock is valued at the closing market price of IC's Common Stock on the date of the award, recorded as a reduction of Stockholders' Equity, and charged to expense evenly over the vesting period. Compensation expense, recorded by ICRR, was $.8 million, $1.2 million and $.9 million in 1996, 1995 and 1994, respectively.

         IC has two stock purchase programs. The basic program is open to all ICRR employees and permits them to acquire IC common stock via payroll deductions. The other plan is the Discounted Stock Purchase Plan ("Discounted Plan"). Only ICRR management employees are eligible to participate in the Discounted Plan which provides for the investment of up to 15% of an eligible employee's salary in the common stock of IC at a 15% discount. A participant must continue employment with IC or its subsidiaries for two years to retain the 15% discount, and, during that period, the shares will be held by the plan's administrator. If the employee withdraws shares or directs the sale of shares within two years, the discount must be repaid in cash or relinquished shares. No such repayment is required in the event of death, retirement, disability or change of control of IC. Costs associated with these programs have been immaterial to date.

                                       F22

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The following table summarizes changes in shares under options, after giving effect to the 3-for-2 stock split declared by IC in January 1996:

                                  Weighted     Weighted                 Weighted
                                   Average Average Fair                  Average
                                  Exercise     Value On  Exercisable    Exercise
                         Options     Price   Grant Date  At Year End       Price

Outstanding 12-31-94     780,000   $18.790                195,000        $18.790
Granted                  515,024    23.167     $9.109
Forfeited (a)            (11,250)   20.833
Outstanding 12-31-95   1,283,774    20.528                531,131        $19.886
Granted                  530,250    25.250     $9.016
Exercised (b)             (4,125)   21.257
Forfeited (c)             (3,375)   22.389
Outstanding 12-31-96   1,806,524    21.909                 961,105       $20.821



(a)      Pre-1995 option awards
(b)      Includes 3,375 pre-1995 option awards
(c)      Includes 1,125 pre-1995 option awards

         The last date exercisable for options above is March 8, 2006.

         Had ICRR adopted the compensation cost recognition methods outlined in FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), ICRR's 1996 and 1995 net income would have been as follows - on a pro forma basis - ($ in millions):

                                            1996                    1995
                                  As Reported    Pro Forma    Actual   Pro Forma

Income before Extraordinary Item     $126.6       $125.4      $131.2     $130.7
Net Income                           $126.6       $125.4      $119.8     $119.3

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Of the options outstanding at December 31, 1996, 961,105 have exercise prices between $16.583 and $25.250, with a weighted average exercise price of $20.821, a weighted average remaining contractual life of 8 years and all are exercisable. The remaining 845,418 options, which

                                       F23

are not exercisable, have exercise prices between $16.583 and $25.250 with a weighted average price of $23.146 and a weighted average remaining contractual life of 8 years.

         The fair value of each option is  estimated on the grant date using the
Black-Scholes   option  pricing  models  with  the  following   weighted-average
assumptions:

                                    1996       1995

Risk-free interest rate(s)          6.7%       7.2%
Dividend yields                     3.2%       2.9%
Days to expiration                  3652       3652
Volatility                          31.4%      33.1%



18.        Selected Quarterly Financial Data - (Unaudited) ($ in millions):

                             First   Second     Third   Fourth
                            Quarter  Quarter   Quarter  Quarter
                            -------  -------   -------  -------

Revenues.................... $162.6   $149.4    $150.8   $154.4
Operating Income............   57.8     52.3      54.9     54.5
Net income..................   30.2     29.5      30.2     36.7


1995

Revenues.................... $168.0   $156.5    $161.3   $159.5
Operating income............   61.1     54.2      51.4     55.2
Income before extraordinary
 item, net..................   34.2     29.8      28.8     38.4
Net income..................   34.2     18.4      28.8     38.4


1994

Revenues.................... $147.8   $145.6    $147.0   $154.9
Operating income............   48.6     44.1      43.8     55.9
Net income..................   26.9     24.7      25.1     36.0

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES








                                  F O R M 10-K




                          FINANCIAL STATEMENT SCHEDULES

                       SUBMITTED IN RESPONSE TO ITEM 14(a)

                                       F26

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES









                                    I N D E X

                                       T O
                          FINANCIAL STATEMENT SCHEDULES
                       SUBMITTED IN RESPONSE TO ITEM 14(a)




Schedules for the three years ended December 31, 1996:

         II-Valuation and qualifying accounts...........................F-28

Pursuant to Rule 5.04 of General Rules of Regulation S-X, all other schedules are omitted because they are not required or because the required information is set forth in the financial statements or related notes thereto.







                                       F27

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                    SCHEDULE II -- VALUATION AND QUALIFYING
                                ($ in millions)

 Year Ended December 31, 1996


                                    Balance At  Additions  Payments  Balance
                                    Beginning    Charged     And     At End
        Classification               Of Year    To Expense (Charges) Of Year
Accrued redundancy reserve..........$ 33.9    $   2.1    $   5.8    $  30.2
Casualty and other reserves.......... 55.7        8.8       20.8       43.7
Environmental........................ 12.9        1.9       (2.3)      17.1
Bad debt reserve.....................  2.0        1.8        2.5        1.3
Taxes................................  1.8          -        0.3        1.5
      Total.........................$106.3    $  14.6    $  27.1    $  93.8


Year Ended December 31, 1995


                                     Balance At Additions  Payments  Balance
                                     Beginning   Charged     And      At End
        Classification               Of Year    To Expense (Charges) Of Year
Accrued redundancy reserve..........$ 38.2    $   3.0    $   7.3    $  33.9
Casualty and other reserves.......... 61.7       14.3       20.3       55.7
Environmental........................ 13.3        5.3        5.7       12.9
Bad debt reserve.....................  2.1        1.9        2.0        2.0
Taxes................................  1.8          -          -        1.8
      Total.........................$117.1    $  24.5    $  35.3    $ 106.3


Year Ended December 31, 1994


                                      Balance At Additions  Payments  Balance
                                      Beginning  Charged      And     At End
        Classification                Of Year    To Expense (Charges) Of Year
Accrued redundancy reserve..........$ 43.6    $   1.8    $   7.2    $  38.2

Casualty and other reserves.......... 62.3       16.9       17.5       61.7
Environmental........................ 11.9        4.4        3.0       13.3
Bad debt reserve.....................  3.1        1.9        2.9        2.1
Taxes................................  2.2          -        0.4        1.8
      Total.........................$123.1    $  25.0    $  31.0    $ 117.1

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
 No.                               Descriptions                         Page No.


3.1 Articles of Incorporation of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit
     3.1 to the Registration Statement of Illinois Central Railroad Company on Form S-1 dated as of September 26, 1989. (SEC File No. 33- 29269))

3.2 By-Laws of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registration Statement of Illinois Central Railroad Company on Form S-1 dated as of September 26, 1989. (SEC File No. 33-29269))

3.3  Restated  Articles  of  Incorporation  of  Illinois  Central
     Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of the Illinois Central Corporation on
     Form 8-K dated July 29, 1994. (SEC File No. 1-10720))

3.4  By-Laws  of  Illinois  Central   Corporation,   as  amended.
     (Incorporated by reference to Exhibit 3.4 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1 dated as of August 21, 1990. (SEC File Nos. 33-36321 and 33-36321-01))

3.5 Certificate of Retirement of Illinois Central Corporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1, as amended dated as of August 21, 1990. (SEC File No. 33-40696 and Post-Effective Amendments to Registration Statement Nos. 33-36321 and 33- 36321-01))


* Used herein to identify management contracts or compensation plans or arrangements as required by Item 14 of Form 10-K.

                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
 No.                               Descriptions                         Page No.


4.1 Form of 14-1/8% Senior Subordinated Debenture Indenture dated as of September 15, 1989 (the "Senior Subordinated Debenture Indenture") between Illinois Central Railroad Company and United States Trust Company of New York, Trustee (including the form of 14-1/8% Senior Subordinated Debenture included as Exhibit A therein). (Incorporated by reference to Exhibit 4.1 to the Registration Statement of Illinois Central Railroad Company on Form S-1, as amended dated as of September 26, 1989. (SEC File No. 33-29269))

4.3 Form of Pledge Agreement dated as of September 22, 1989, and amended and restated as of July 23, 1991, among Illinois Central Corporation and the Banks named therein that are or may become parties to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 22, 1989, and amended and restated as of July 23, 1991, among the Illinois Central Railroad Company and the Banks named therein and the Senior Note Purchasers that are parties to the Note Purchase Agreement dated as of July 23, 1991. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of Illinois Central Corporation on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-10720))

4.4 Form of Note Purchase Agreement dated as of July 23, 1991, among Illinois Central Railroad Company, as issuer, and Illinois Central Corporation, as guarantor, for 10.02% Guaranteed Senior Secured Series A Notes due 1999 and for 10.4% Guaranteed Senior Secured Series B Notes due 2001 (including the Form of Series A Note and Series B Note included as Exhibits A-1 and A- 2, respectively, therein). (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-7092))

4.10 Form of Commercial Paper Dealer Agreement between Illinois Central Railroad Company and Lehman Commercial Paper, Inc. dated as of November 19, 1993. (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 1993 for Illinois Central Railroad Company filed March 16, 1994. (SEC File No. 1-7092))

                         ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
 No.                               Descriptions                         Page No.

4.11 Form of Issuing and Paying Agency Agreement of the Illinois Central Railroad Company related to the Commercial Paper Program between Illinois Central Railroad Company and Bank America National Trust Company dated as of November 19, 1993, (including Exhibit A the Form of Certificated
     Commercial Paper Note included therein). (Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 1993 for Illinois Central Railroad Company filed March 16, 1994. (SEC File No. 1-7092))

4.14 Toronto Dominion Credit Agreement (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of the Illinois
     Central Railroad Company on Form 10-Q for the three months ended March 31, 1994. (SEC File No. 1-7092))

4.15 Form of Receivables Purchase Agreement dated as of March 29, 1994, between Illinois Central Railroad Company and Golden Gate Funding Corporation. (Incorporated by reference to
     Exhibit 4.2 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended March 31, 1994. (SEC File No. 1-7092))

4.17 Form of Note Purchase Agreement dated as of May 1, 1993, between Illinois Central Railroad Company and The First
     National  Bank  of  Boston  (Incorporated  by  reference  to
     Exhibit 4.1 to the Registration Statement of Illinois Central Railroad Company on Form S-3. (SEC File No. 33-61410))

4.18 Form of Second Amended and Restated Revolving Credit Agreement dated as of April 2, 1993, amended and restated as of October 27, 1993 and further amended and restated as of November 1, 1994, among Illinois Central Railroad Company and the Banks named therein (Incorporated by reference to Exhibit 4.14 to the Annual Report of Illinois Central Railroad Company on Form 10-K for the year ended December 31, 1994. (SEC File No. 1-7092))

                          ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
 No.                               Descriptions                         Page No.


4.19 Form of Lease Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.20 Form of Lease Agreement dated as of July 1, 1994 between IC Leasing Corporation III and Waterloo Railway Company. (Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.21 Form of Options Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.22 Form of Options Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.13 to the Annual Report on form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.23 Third Amended and Restated Revolving Credit Agreement between Illinois Central Railroad Company and the banks named therein dated as of April 2, 1993, amended and restated as of October 27, 1993, further amended and restated as of November 1, 1994 and further amended and restated as of April 28, 1995. (Incorporated by reference to Exhibit 4.1 to the quarterly report of Illinois Central Railroad Company in Form 10-Q for the three months ended June 30, 1995. (SEC File No. 1-7092))

4.24 Form of Indenture dated as of April 1, 1995 between Illinois Central Railroad Company and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.1 to
     Registration Statement on Form S-3 of Illinois Central Railroad Company dated April 12, 1995. (SEC File No. 33-58547))

                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
 No.                               Descriptions                         Page No.

4.25 Form of Fixed Rate Medium-Term Note dated as of May 1, 1995 between Illinois Central Railroad Company and Lehman Brothers Inc., Salomon Brothers, Inc and Smith Barney Inc. (Incorporated by reference to Exhibit 4.1 to the Current Report of Illinois Central Railroad Company of Form 8-K dated May 2, 1995. (SEC File No. 1-7092))

4.26 Form of Floating Rate Medium-Term Notes dated as of May 1, 1995 between Illinois Central Railroad Company and Lehman Brothers Inc, Salomon Brothers Inc and Smith Barney Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report of Illinois Central Railroad Company on Form 8-K dated May 2, 1995. (SEC File No. 1-7092))

4.27 Amendment No. 1, dated as of April 29, 1996 to the Third Amended and Restated Revolving Credit Agreement, between Illinois Central Railroad Company and the First National Bank of Boston initially dated as of April 2, 1993, amended and restated November 1, 1994, and further amended and restated as of April 28, 1995. (Incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, for the Illinois Central Railroad Company filed on August 13, 1996. (SEC File No. 1-7092))

4.29 Form of Indenture between the Illinois Central Railroad Company and The Chase Manhattan Bank, N.A., dated as of July 25, 1996. (Incorporated by reference to Exhibit 4.1 of Form S-3 dated as of May 15, 1996 for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.30 Form of Indenture between the Illinois Central Railroad Company and The Chase Manhattan Bank, N.A., dated as of May 1996. (Incorporated by reference to Exhibit 4.2 of Form S-3 dated as of May 15, 1996 for the Illinois Central Railroad Company. (SEC File No. 1-7092))

                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
 No.                               Descriptions                         Page No.


4.31 Form of Indenture between the Illinois Central Railroad Company and The Chase Manhattan Bank, N.A., dated as of July 25, 1996. (Incorporated by reference to Exhibit 4.1 of Form S-4 dated as of December 18, 1996 for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.32 Form of First Supplemental Indenture between the Illinois Central Railroad Company and The Chase Manhattan Bank, N.A. dated as of December 17, 1996. (Incorporated by reference to
     Exhibit 4.2 of Form S-4 dated as of December 18, 1996 for the Illinois Central Railroad Company. (SEC File No. 1-7092))


4.33 Form of Registration Rights Agreement among Illinois Central Railroad Company, Lehman Brothers Inc. And Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of December 10, 1996. (Incorporated by reference to Exhibit 4.3 of Form S-4 dated as of December 18, 1996 for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.34 Form of fixed and floating rate Medium-Term Notes Series B for the Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.3 to the current report on Form 8-K dated as of July 29, 1996 for the Illinois Central Railroad Company (SEC File No. 1-7092))

10.1*Form  of   supplemental   retirement   and   savings   plan.
     (Incorporated by reference to Exhibit 10C to the Registration Statement of Illinois Central Transportation Co. on Form 10 filed on October 7, 1988, as amended. (SEC File No. 1-10085))

10.3*Form of IC 1990 Stock Purchase Plan. (Incorporated by reference to Exhibit 10.6 to the Registration Statement of Illinois Central Corporation on Form 10 filed on January 5,
     1990, as amended. (SEC File No. 1-10720))

10.4*Form of IC Long-Term  Incentive  Option Plan.  (Incorporated
     by reference to Exhibit 10.17 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1 dated as of September 26, 1989. (SEC File Nos. 33- 36321 and 33-36321-01))
                               E-6

                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
 No.                               Descriptions                         Page No.

10.5*Amendments  No.  1 and No. 2 to the IC  Long-Term  Incentive
     Plan. (Incorporated by reference to the Proxy Statement of Illinois Central Corporation in connection with its 1992 Annual Meeting of Stockholders. (SEC File No. 1-10720))

10.6 Railroad Locomotive Lease Agreement between IC Leasing Corporation I and Illinois Central Railroad Company dated as of September 5, 1991. (Incorporated by reference to Exhibit
     10.9 to the Annual Report on Form 10-K for the year ended December 31, 1991 for the Illinois Central Railroad Company filed March 12, 1992. (SEC File No. 1-7092))

10.7 Railroad Locomotive Lease Agreement between IC Leasing Corporation II and Illinois Central Railroad Company dated as of January 14, 1993. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois Central Railroad Company filed March 5, 1993. (SEC File No. 1-7092))

10.13* Form of the Illinois Central  Railroad  Company  Executive
     Performance Compensation Program (Incorporated by reference to Exhibit 10.1 to the report on Form 8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1- 7092))

10.14* Form of the Illinois Central Railroad Company Supplemental
     Executive  Retirement  Plan  (Incorporated  by  reference to
     Exhibit 10.2 to the report on Form 8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1-7092))

10.15* Form of the Illinois Central  Railroad  Company  Executive
     Deferred  Compensation  Plan  (Incorporated  by reference to
     Exhibit 10.3 to the report on Form 8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1-7092))

10.16* Form of  Illinois  Central  Railroad  Company  Performance
     Compensation  Program  (Incorporated by reference to Exhibit
     10.4 to the report on Form 8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1-7092) E-7

                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
 No.                               Descriptions                         Page No.


10.17*   Illinois   Central   Corporation   Management   Employee
     Discounted Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the report of Form 10-K of Illinois Central Corporation for the year ended December 31, 1995. (SEC File No. 1-10720)

10.18Form of Illinois  Central  Railroad Company Union Employees'
     Savings Plan. (Incorporated by reference to Registration Statement of Illinois Central Corporation on Form S-8 dated as of July 18, 1995. (SEC File No. 33-61095))
10.20* Form of Illinois Central  Railroad Company  Incentive 2000
     Plan (Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, for the Illinois Central Railroad Company filed on May 10, 1996. (SEC File No. 1-7092))

21   Subsidiaries of Registrant                             (Included at E-9)

23   Consent of Arthur Andersen LLP

27   Financial Data Schedule

99   Provisions of the Private Securities Litigation Reform Act of 1995