Form 10-K/A
period 1996-12-31
ILLINOIS CENTRAL RAILROAD CO
filed 1997-05-06
CIK 49792

1                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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





         This Statement is being amended to incorporate Exhibit 27.





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant hac duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ILLINOIS CENTRAL RAILROAD
                                              Registrant

Date: May 6, 1997                        By: /s/ John V. Mulvaney
                                                 John V. Mulvaney
                                                  Controller


                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                               Sequential
 No.                               Descriptions                         Page No.


27   Financial Data Schedule