Form 10-Q
period 1997-03-31
ILLINOIS CENTRAL RAILROAD CO
filed 1997-05-14
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1997

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For the transition period from to

                         Commission file number 1-10720

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


                     YES   X                               NO


           As of March 31, 1997, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                    FORM 10-Q

                          Quarter Ended March 31, 1997



                                    CONTENTS

      Part I - Financial Information:                                    Page

            Item 1.      Financial Statements:

                         Consolidated Statements of Income                 3

                         Consolidated Balance Sheets                       4

                         Consolidated Statements of Cash Flows             5

                         Notes to Consolidated Financial Statements        6

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of  Operations    9


      Part II - Other Information:

         Item 6.         Exhibits and Reports on Form 8-K                  15

      Signatures                                                           16

              ILLINOIS CENTRAL RAILROAD COMPANANY AND SUBSIDIARIES
                         Consolidated Statements of Income
                                 ($ in millions)
                                   (Unaudited)

                                                    Three Months
                                                   Ended March 31,
                                                  1997        1996
    Revenues                                   $  154.2   $   162.6

    Operating expenses:
      Labor and fringe benefits                    43.5        47.2
      Leases and car hire                          14.5        13.7
      Diesel fuel                                   9.4         8.8
      Materials and supplies                        9.2         8.3
      Depreciation and amortization                 8.2         8.0
      Casualty, insurance and losses                4.2         4.2
      Other taxes                                   5.3         5.1
      Other                                         2.2         9.5
    Operating expenses                             96.5       104.8

    Operating income                               57.7        57.8

    Other income, net                               0.5         0.5
    Interest expense, net                          (7.2)       (6.8)

    Income before income taxes                     51.0        51.5
    Provision for income taxes                     19.1        21.3

    Net income                                 $   31.9   $    30.2

     The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 ($ in millions)


                       ASSETS                 March 31, 1997  December 31, 1996
  Current assets:
       Cash and temporary cash investment      $   50.8            $   46.3
       Receivables, net of allowance for
         doubtful accounts of $1.1 in 1997
         and $1.3 in 1996                          89.6                84.4
       Loans to affiliates                         21.6                14.9
       Materials and supplies, at average cost     18.9                17.3
       Deferred income taxes - current             18.1                18.1
       Other current assets                         8.1                 7.8
            Total current assets                  207.1               188.8

  Investments                                      11.8                11.7

  Loans to affiliates                             105.7               138.2

  Properties:
     Transportation:
        Road and structures, including land     1,133.8             1,118.0
        Equipment                                 167.0               165.2
     Other, principally land                       41.2                41.5
        Total properties                        1,342.0             1,324.7
     Accumulated depreciation                     (40.9)              (38.4)
        Net properties                          1,301.1             1,286.3

  Other assets                                     21.1                20.9
            Total assets                       $1,645.7           $ 1,645.9

                  LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
       Current maturities of long-term de      $    2.7            $    2.8
       Accounts payable                            46.0                56.3
       Dividends payable                              -                   -
       Income taxes payable                        12.0                 1.2
       Casualty and freight claims                 20.9                20.9
       Employee compensation and vacations         14.1                18.4
       Taxes other than income taxes               10.0                15.4
       Accrued redundancy reserves                  4.3                 4.3
       Other accrued expenses                      81.2                72.6
            Total current liabilities             191.2               191.9

  Long-term debt                                  574.1               590.3
  Deferred income taxes                           271.4               263.5
  Other liabilities and reserves                  113.2               117.5

  Contingencies and commitments (Note 13)

  Stockholder's equity:
       Common stock authorized, issued and outstanding
         100 shares, $1 par value                     -                   -
       Additional paid-in capital                 129.6               129.6
       Retained income                            367.3               353.1
           Total stockholder's equity             496.9               482.7
           Total liabilities and stockholder's
            equity                             $1,645.7             1,645.9
     The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                      ($ in milions)
                                      (Unaudited)

                                             Three Months Ended March 31,
                                               1997                1996
Cash flows from operating activities :
   Net income                                $  31.9            $   30.2
   Reconciliation of net income to net cash
      provided by (used for) operating activities :
         Depreciation and amortization           8.2                 8.0
         Deferred income taxes                   7.9                 8.1
         Equity in undistributed earnings of
            affiliates,
            net of dividends received           (0.1)                0.1
         Net gains on sales of real estate       0.1                (0.4)
         Cash changes in working capital        (7.6)                2.2
         Changes in other assets                (0.3)               (0.5)
         Changes in other liabilities and rese  (4.1)              (11.6)
            Net cash provided by operating act  36.0                36.1

Cash flows from investing activities :
   Additions to properties                     (19.5)              (24.5)
   Proceeds from real estate sales               0.3                 0.8
   Proceeds from equipment sales                 0.2                 0.6
   Proceeds from sales of investments              -                 0.1
   Loans to affiliated companies                25.7                 1.8
   Other                                         0.2                (2.3)
    Net cash provided by (used for) investing
     activities                                  6.9               (23.5)

Cash flows from financing activities :
   Proceeds from issuance of debt                  -                   -
   Principal payments on debt                   (2.6)               (0.4)
   Net proceeds (payments) in commercial paper (18.0)                5.0
   Dividends paid                              (17.8)              (12.0)
   Purchase of subsidiary's common stock           -                   -
    Net cash (used for) financing activities   (38.4)               (7.4)
Changes in cash and temporary cash investments   4.5                 5.2
Cash and temporary cash investments at
 beginning of period                            46.3                 3.0
Cash and temporary cash investments at end
 of period                                   $  50.8            $    8.2

Supplemental  disclosure  of cash flow  information  :
Cash paid during the year
   for:
      Interest (net of amount capitalized)   $  10.2            $    5.8
      Income taxes                           $   0.4            $    4.4

     The following notes are an integral part of the consolidated financial statements

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation

       Except as described below, the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1996 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

       In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1996 amounts have been reclassified to conform with the presentation used in the 1997 financial statements.

       Income Per Share

       Income per common share has been omitted as ICRR is a wholly-owned subsidiary of Illinois Central Corporation ("IC").

2.     Equity and Restrictions on Dividends

       For the three month period ended March 31, 1997, ICRR has paid cash dividends of $17.8 million to IC. Covenants of the ICRR Revolver require specified levels of tangible net worth. At March 31, 1997, ICRR exceeded its tangible net worth covenant by $25.0 million.

       In March 1996, ICRR transferred its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock to IC. The book value of the CIC investment was $5.7 million.

3.     Receivable Sales Agreement

       On January 1, 1997, ICRR adopted SFAS 125. The accounting and reporting of sales relating to the accounts receivable agreement was not changed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Total revenues for 1997 decreased from the prior year quarter by $8.4 million or 5.2% to $154.2 million. The decrease is attributable to a 3.8% decrease in the average revenue per carload partially offset by an increase in freight carloads of 3,121 or 1.4%. The 1.4% traffic increase offset weak export grain which had a negative impact on the revenue mix.

     The Revenue mix for 1997 and 1996 were comprised of the following, as a percentage of total loads and ton-miles:
                                               Loads              Ton-Miles
                                          1997      1996       1997       1996
                                          ----      ----       ----       ----

Grain and Grain Mill ...............     19.0%      20.4%      37.0%      36.6%
Coal ...............................     21.2       19.6       22.0       19.5
Chemicals ..........................     15.5       14.7       16.4       15.0
Paper and Forest Products ..........     14.7       15.8       13.0       13.3
Bulk commodities ...................      4.4        4.7        4.3        4.9
 Intermodal ........................     20.7       20.0        6.2        5.7
 All Others ........................      4.5        4.8        1.1        5.0
                                        -----      -----      -----      -----
                                        100.0%     100.0%     100.0%     100.0%
                                        =====      =====      =====      =====

      Operating expenses overall decreased $8.3 million or 7.9% in 1997. Leases and car hire returned to more normal operating levels. Fuel expense reflects the increase in cost per gallon (3.6%) partially offset by decreased usage (13.6%). The expense category Casualty, Insurance and Losses reflects normal operating levels. Other expenses reflect recovery of prior period expenses in relation to a derailment.

      Net interest expense of $7.2 million for 1997 increased 5.9% compared to $6.8 million in 1996. The 1997 expense includes borrowings to support the $109.9 million transferred to IC in June 1996 in connection with the acquisition of CCP Holdings, Inc.

Liquidity and Capital Resources
Operating Data ($ in millions):             Three Months Ended March 31,
                                            ----------------------------
                                                  1997        1996
                                                  ----        ----
Cash flows provided by (used for):
         Operating activities.................   $36.0       $36.1
         Investing activities.................     6.9       (23.5)
         Financing activities.................   (38.4)       (7.4)
                                               -------     --------
         Net change in cash and
           temporary cash investments            $ 4.5       $ 5.2
                                                 =====       =====


     Cash from operating activities in 1997 and 1996 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:

                                           Three Months Ended March 31,
                                                 1997        1996
                                                 ----        ----

         Communications and signals........... $  4.2      $  3.3
         Equipment/rolling stock..............      -         9.7
         Track and bridges....................   15.1         9.7
         Other................................     .2         1.8
                                              -------     -------
             Total............................  $19.5       $24.5
                                                =====       =====


     Property retirements and removals generated proceeds of $.5 million and $1.4 million in 1997 and 1996, respectively.

     ICRR anticipates that capital expenditures for 1997 will be approximately $93 million. Base expenditures of $79 million will concentrate on track maintenance, bridges and freight car upgrades.

Financing Activities

     In April 1997 and 1996, ICRR paid $15.6 million and $12.2 million, respectively, in cash dividends to IC. Included in the 1996 dividends to IC is the March 1996 transfer by ICRR of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

     ICRR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the ICRR's lending group (see below). At March 31, 1997, no amounts were outstanding. The average interest rate on commercial paper for the quarter ended March 31, 1997, was 5.68% with a range of 5.68% to 5.69%. ICRR's public debt is rated Baa2 by Moody's and BBB by S&P.

     In 1994, ICRR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. ICRR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At March 31, 1997, $50 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $.8 million each for the quarters ended March 31, 1997, and 1996. The accounting and reporting for the sale of accounts receivable was not changed by the implementation of SFAS No. 125.

     ICRR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICRR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICRR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICRR under the facility. No amounts have been drawn under the Revolver. At March 31, 1997, the full $250 million was available but undrawn.

     Certain covenants of ICRR's debt agreements require among others specific levels of tangible net worth but not a specific dividend restriction. At March 31, 1997, ICRR exceeded its tangible net worth covenants by $25.0 million. ICRR was in compliance with all covenants at March 31, 1997, and does not contemplate any difficulty maintaining such compliance.

     A shelf registration from 1996 can be used to issue an additional $70 million in MTN's or other debt until 2000. Currently, there are no plans to issue additional debt but capital investments in the terminal facilities and other ventures could necessitate use.

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

     In January 1997, the United Transportation Union ("UTU") ratified a new agreement which settles wage and work rule issues through 2000. The UTU agreement is similar to the nationally negotiated agreement in effect with other Class I carriers. The main distinction is timing of the various lump sum payouts and scheduled wage increases. ICRR and the Brotherhood of Locomotive Engineers ("BLE") have negotiated on a local agreement and ratification is pending.

     The new agreement, if ratified, settles wage and work rule issues through 2000. The BLE agreement requires a ratification payment based on 1996 earnings and an effective increase of approximately 4.9% in wage rates upon ratification.

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

     ICRR is aware of approximately 25 contaminated sites at which it is probably liable for some portion of any required clean-up. Of these, 17 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million in clean-up costs. At four of these sites other parties are expected to contribute the majority of the costs incurred. ICRR anticipates expenditures of approximately $2.8 million annually for the investigation and remediation at all sites.

     For all known sites of environmental contamination where ICRR loss or liability is probable, the ICRR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICRR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the ICRR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At March 31, 1997, ICRR estimated the probable range of its liability to be $13 million to $53 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $13 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

     The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards.
Historically ICRR has leased substantial amounts of property to industrial tenants, and ICRR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that ICRRwill not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on ICRR`s financial position, results of operations, cash flow or liquidity.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), issued by the Financial Accounting Standards Board in 1996 and effective for 1997, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The accounting and reporting for the ICRR's sales of accounts receivable agreement was not changed by the January 1, 1997 implementation of SFAS No. 125.

     The FASB has also released Statement of Financial Accounting Standard No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129"). ICRR complies with all the requirements of the standard which is effective for periods ending after December 15, 1997.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:
                See Exhibit Index on page E-1

                        ILLINOIS CENTRAL RAILROAD COMPANY


                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, ICRR has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.





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










Date: May 14, 1997

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