Form 10-Q
period 1997-06-30
ILLINOIS CENTRAL RAILROAD CO
filed 1997-08-14
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1997

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                          For the transition period from           to
                           Commission file number 1-10720

                        ILLINOIS CENTRAL RAILROAD COMPANY
             (Exact name of registrant as specified in its charter)

              Illinois                                          36-2728842
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)


 455 North Cityfront Plaza Drive, Chicago, Illinois             60611-5504
   (Address of principal executive offices)                     (Zip Code)


             Registrant's telephone number, including area code:  (312) 755-7500

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES   X                               NO


           As of June 30, 1997, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CENTRAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                    FORM 10-Q

                    Three and Six Months Ended June 30, 1997



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

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                               Consolidated Statements

                                   (Unaudited)

                                        Three Months              Six Months
                                        Ended June 30,            Ended June
                                    1997        1996         1997        1996
 Revenues                        $  147.9   $   149.4     $  302.1   $   312.0

 Operating expenses:
   Labor and fringe benefits         43.3        44.3         86.8        91.5
   Leases and car hire               11.8        14.2         26.3        27.9
   Diesel fuel                        7.7         8.4         17.1        17.2
   Materials and supplies             6.3         7.6         15.5        15.9
   Depreciation and amortization      8.2         7.6         16.4        15.6
   Casualty, insurance and losses     3.1         0.9          7.3         5.1
   Other taxes                        5.2         3.4         10.5         8.5
   Other                              6.2        10.7          8.4        20.2
 Operating expenses                  91.8        97.1        188.3       201.9

 Operating income                    56.1        52.3        113.8       110.1

 Other income, net                    1.7         1.1          2.2         1.6
 Interest expense, net               (7.3)       (6.2)       (14.5)      (13.0)

 Income before income taxes          50.5        47.2        101.5        98.7

 Provision for income taxes          17.6        17.7         36.7        39.0

 Net income                      $   32.9   $    29.5     $   64.8   $    59.7

     The following notes are an integral part of the consolidated financial statements.

                    ILLINOIS CENTRAL RAILROAD COMPANY AND STATEMTNS
                          Consolidated Balance Sheets
                                ($ in millions)


                     ASSETS                  June 30, 1997   December 30, 1996
Current assets:
     Cash and temporary cash investment      $   49.1            $   46.3
     Receivables, net of allowance for
       doubtful accounts of $.9 in 1997
       and $1.3 in 1996                          84.9                84.4
     Loans to affiliates                         28.2                14.9
     Materials and supplies, at average cost     18.2                17.3
     Deferred income taxes - current             18.1                18.1
     Other current assets                         7.9                 7.8
          Total current assets                  206.4               188.8

Investments                                      11.7                11.7

Loans to affiliates                             109.7               138.2

Properties:
   Transportation:
      Road and structures, including land     1,143.9             1,118.0
      Equipment                                 166.7               165.2
   Other, principally land                       41.2                41.5
      Total properties                        1,351.8             1,324.7
   Accumulated depreciation                     (33.4)              (38.4)
      Net properties                          1,318.4             1,286.3

Other assets                                     22.5                20.9
          Total assets                       $1,668.7           $ 1,645.9

                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current maturities of long-term debt    $    2.8            $    2.8
     Accounts payable                            47.1                56.3
     Dividends payable                              -                   -
     Income taxes payable                         5.4                 1.2
     Casualty and freight claims                 20.9                20.9
     Employee compensation and vacations         17.0                18.4
     Taxes other than income taxes               13.1                15.4
     Accrued redundancy reserves                  4.3                 4.3
     Other accrued expenses                      82.4                72.6
          Total current liabilities             193.0               191.9

Long-term debt                                  572.8               590.3
Deferred income taxes                           278.6               263.5
Other liabilities and reserves                  109.9               117.5

Contingencies and commitments

Stockholder's equity:
     Common stock authorized, issued and outstanding
       100 shares, $1 par value                     -                   -
     Additional paid-in capital                 129.7               129.6
     Retained income                            384.7               353.1
         Total stockholder's equity             514.4               482.7
         Total liabilities and
          stockholders equity               $ 1,668.7           $ 1,645.9

     The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                                   ($ in millions)
                                    (Unaudited)

                                                      Months Ended June 30,
                                                    1997               1996
Cash flows from operating activities :
   Net income                                     $  64.8           $   59.7
   Reconciliation of net income to net cash
      provided by (used for) operating activities :
         Depreciation and amortization               16.4               15.6
         Deferred income taxes                       15.1               14.2
         Equity in undistributed earnings of affiliates,
            net of dividends received                (0.4)              (0.1)
         Net gains on sales of real estate           (0.9)              (1.4)
         Cash changes in working capital             (0.1)             (11.3)
         Changes in other assets                     (1.8)              (0.1)
         Changes in other liabilities and reserves   (7.2)             (11.9)
          Net cash provided by operating activities  85.9               64.7

Cash flows from investing activities :
   Additions to properties                          (43.7)             (53.5)
   Proceeds from real estate sales                    1.7                2.4
   Proceeds from equipment sales                      3.1                2.0
   Loans to affiliated companies                     14.9              (57.2)
   Proceeds from sales of investments                 0.4                0.2
   Other                                             (4.3)              (3.8)
        Net cash (used for) investing activities    (27.9)            (109.9)

Cash flows from financing activities :
   Proceeds from issuance of debt                       -                  -
   Principal payments on debt                        (1.9)              (5.0)
   Net proceeds (payments) in commercial paper      (20.0)             131.0
   Dividends paid                                   (33.3)             (74.2)
   Purchase of subsidiary's common stock                -                  -
        Net cash provided by (used for) financing
         activities                                 (55.2)              51.8
Changes in cash and temporary cash investments        2.8                6.6
Cash and temporary cash investments at beginning of
 period                                              46.3                3.0
Cash and temporary cash investments at end of
 period                                           $  49.1           $    9.6

Supplemental  disclosure  of cash flow  information  :
Cash paid during the year for:
      Interest (net of amount capitalized)        $  18.3           $   14.3
      Income taxes                                $  17.3           $   27.6

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

2.     Equity and Restrictions on Dividends

       For the six month period ended June 30, 1997, ICRR has paid cash dividends of $33.3 million to IC. Covenants of the ICRR Revolver require specified levels of tangible net worth. At June 30, 1997, ICRR exceeded its tangible net worth covenant by $26.0 million.

       In June  1996,  ICRR  paid a  dividend  of  $50.0  million  to IC for the acquisition of CCP Holdings, Inc. ("CCPH"). In March 1996, ICRR transferred its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock to IC. The book value of the CIC investment was $5.7 million.

3.     Receivable Sales Agreement

       On January 1, 1997, the ICRR adopted SFAS 125. The accounting and reporting of sales relating to ICRR's accounts receivable agreement was not changed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Total revenues for 1997 decreased from the prior year quarter by $1.5 million or 1.0% to $147.9 million.

     Total freight carloads of 222,558 were down 2.5%, primarily reflecting weak coal and export grain which had a negative impact on the revenue mix.

     Grain and grain mill accounted for 13% of ICRR's carloads and 20% of ton-miles in the second quarter of 1997. While 1997's rail rates were higher on average versus last year and demand for grain domestically was strong as processors returned to more normal production levels, the negative impact of weak export grain traffic was only partially offset. Export grain movements are not expected to improve until the fourth quarter of 1997.

     Coal accounted for 21% of ICRR's carloads and 25% of ton-miles in the second quarter of 1997. Against 1996, carloads and revenues were down 4% and 14% respectively, with ton-miles down 5%. Increased one-time moves and new business offset production difficulties at several shippers' operations.

     Chemicals accounted for 17% of ICRR's carloads and 21% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 12%, 12% and 3%, respectively, reflecting the new haulage agreement with BNSF entered into in late 1996.

     Paper and Forest Products were 15% of 1997 carloads and 16% of ton-miles. Carloads were down 8%, ton-miles were down 1% and revenues were down 11% versus 1996.

     Bulk Commodities contributed 6% of carloads and 6% of ton-miles in 1997. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

     Finally, Intermodal accounted for 22% of loads and 7% of ton-miles. Versus 1996, carloads were up 2%, with ton-miles and revenues up 6%.

     Operating expenses decreased $5.3 million or 5.5% in 1997. Labor and fringe costs were down modestly reflecting cost efficiencies experienced at ICRR. Leases and car hire returned to more normal operating levels. Fuel expense reflects the decrease in cost per gallon (4.0%) offset by increased usage (12.0%). The expense category Casualty, Insurance and Losses reflects normal operating levels. Other taxes increased $1.8 million reflecting normal operating levels.

     Operating income for 1997 increased by $3.8 million or 7.3% to $56.1 million for the reasons cited above.

     Net interest expense of $7.3 million for 1997 increased 17.7% compared to $6.2 million in 1996. The 1997 expense includes borrowings to support the $109.9 million transferred from ICRR in mid- June 1996 in connection with the acquisition of CCPH.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Revenues for 1997 decreased from the prior year period by $9.9 million or 3.2% to $302.1 million.

     Total freight carloads of 455,817 were down .6%, primarily reflecting weak export grain which had a negative impact on the revenue mix.

     Grain and grain mill accounted for 16% of ICRR's carloads and 27% of ton-miles in 1997. While 1997's rail rates were higher on average versus last year and demand for grain domestically was strong as processors returned to more normal production levels , the negative impact of weak export grain traffic was only partially offset. Export grain movements are not expected to improve until the fourth quarter of 1997.

     Coal accounted for 21% of ICRR's carloads and 23% of ton-miles in 1997. Against 1996, carloads and ton-miles were up 3% and 2%, respectively, revenues were down 7% versus 1996. Increased one time moves and new business offset production difficulties at several shippers' operations.

     Chemicals accounted for 16% of ICRR's carloads and 18% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 10%, 10% and 3%, respectively, reflecting the new haulage agreement with BNSF entered into in late 1996.

     Paper and Forest Products were 15% of 1997 carloads and 15% of ton-miles. Carloads were down 7%, revenues were down 8% and ton miles were flat versus 1996.

     Bulk Commodities contributed 5% of carloads and ton-miles in 1997. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

     Finally, Intermodal accounted for 21% of loads and 7% of ton-miles. Versus 1996, carloads were up 3%, ton-miles were up 4% and revenues up 7%.

     Operating expenses decreased $13.6 million or 6.7% in 1997. Labor and fringe costs were down modestly reflecting cost efficiencies experienced at ICRR. Leases and car hire returned to more normal operating levels. Fuel expense reflects the increase in cost per gallon (4.4%) coupled with increased usage (12.9%). The expense category Casualty, Insurance and Losses reflects normal operating levels. Other expenses reflect recovery of prior period expenses in relation to a derailment.

     Operating income for 1997 increased by $3.7 million or 3.4% to $113.8 million for the reasons cited above.

     Net interest expense of $14.5 million for 1997 increased 11.5% compared to $13.0 million in 1996. The 1997 expense includes borrowings to support the $109.9 million transferred from ICRR in mid-June 1996 in connection with the acquisition of CCPH.

Liquidity and Capital Resources
Operating Data ($ in millions):                      Six Months Ended June 30,
                                                    -------------------------
                                                   1997                   1996
                                                   ----                   ----
Cash flows provided by (used for):
         Operating activities..........            $85.9                 $64.7
         Investing activities...............       (27.9)               (109.9)
         Financing activities................      (55.2)                 51.8
                                                  -------               ------
         Net change in cash and
           temporary cash investments             $  2.8                $  6.6
                                                  ======                ======


     Cash from operating activities in 1997 and 1996 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:

                                                   Six Months Ended June 30,
                                                  1997                  1996
                                                  ----                  ----

         Communications and signals............  $ 7.6               $   5.7
         Equipment/rolling stock............       1.9                  17.5
         Track and bridges.....................   30.2                  24.0
         Other................................     4.0                   6.3
                                               -------               -------
             Total.....................          $43.7                 $53.5
                                                 =====                 =====


     Property retirements and removals generated proceeds of $4.8 million and $4.4 million in 1997 and 1996, respectively.

     ICRR still anticipates that total capital expenditures for 1997 will be approximately $93 million.

Financing Activities

     In July 1997 and 1996, ICRR paid $15.1 million and $14.5 million, respectively, in cash dividends to IC. Through July, ICRR paid dividends of $48.5 million and $94.4 million in 1997 and 1996, respectively, to IC, which included $50.0 million for the purchase of CCPH in 1996. Also included in the 1996 dividends to IC is the March 1996 transfer by ICRR of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

     ICRR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowings spreads are predicated on ICRR's long-term credit ratings. The Revolver is used primarily for backup for ICRR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICRR under the facility. At June 30, 1997, the full $250 million was available but undrawn.

     In 1994, ICRR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. ICRR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At June 30, 1997, $50 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $1.5 million each for the six month periods ended June 30, 1997 and 1996. ICRR's accounting and reporting for the sale of accounts receivable was not changed by the implementation of SFAS No. 125.

     Certain covenants of ICRR's debt agreements require among others specific levels of tangible net worth but not a specific dividend restriction. At June 30, 1997, ICRR exceeded its tangible net worth covenants by $26.0 million. ICRR was in compliance with all covenants at June 30, 1997, and does not contemplate any difficulty maintaining such compliance.

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

Year 2000 Conversion

     ICRR is accumulating and evaluating the costs associated with modifying existing software programs for the year 2000. Current estimates are approximately $2 million. ICRR is also evaluating the feasibility of complete replacement of its "non-2000" compliant programs. Replacement may be more economical and provides additional enhancements. A final determination is expected in the fourth quarter of 1997.

Miscellaneous

     ICRR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 60% of ICRR's short-term diesel fuel requirements through July 1998 are protected against significant price changes.

     In January 1997, the United Transportation Union ("UTU") ratified a new agreement which settles wage and work rule issues through 2000. The UTU agreement is similar to the nationally negotiated agreement in effect with other Class I carriers. The main distinction is timing of the various lump sum payouts and scheduled wage increases. In May 1997, the Brotherhood of Locomotive Engineers ("BLE") ratified a local agreement which settles wage and work rule issues through 2000. The BLE agreement increased wage rates approximately 4.9% upon ratification.

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

     For all known sites of environmental contamination where ICRR's loss or liability is probable, ICRR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICRR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the ICRR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At June 30, 1997, ICRR estimated the probable range of its liability to be $10 million to $50 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $10 million for environmental
contingencies.   This  amount  is  not  reduced  for  potential   insurance
recoveries or third-party contributions.

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

     In June 1997, the FASB issued two new standards which will be effective for periods ending after December 15, 1997.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the some prominence as other financial statements. ICRR does not expect to adopt this standard early.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 will not apply to interim periods until the second year of application. ICRR will not adopt this standard early.

     ICRR is currently assessing the impact, if any, these standards will have on its consolidated financial statements.

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





                                          ILINOIS CENTRAL RAILROAD COMPANY



                                    /s/     Dale W.  Phillips
                                            Dale W. Phillips
                                   Vice President & Chief Financial Officer




                                   /s/     John V.  Mulvaney
                                           John V. Mulvaney
                                           Controller










Date: August 12, 1997

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit                                                           Sequential
  No.                 Description                                  Page No.

3 By-Laws of Illinois Central Railroad Company, as amended.

27 Financial Data Schedule (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for the purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).