Form 10-Q
period 1997-09-30
ILLINOIS CENTRAL RAILROAD CO
filed 1997-11-07
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1997

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


                     YES   X                               NO


           As of September 30, 1997, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CENTRAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                    FORM 10-Q

                 Three and Nine Months Ended September 30, 1997


                       CONTENTS


Part I - Financial Information:                                      Page

     Item 1. Financial Statements:

             Consolidated Statements of Income                        3

             Consolidated Balance Sheets                              4

             Consolidated Statements of Cash Flows                    5

             Notes to Consolidated Financial Statements               6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of  Operations           7

Part II - Other Information:

     Item 1. Legal Proceedings                                        14
     Item 6. Exhibits and Reports on Form 8-K                         14

Signatures                                                            15

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 ($ in millions)
                                   (Unaudited)

                                    Three Months               Nine Months
                                 Ended September 30,     Ended September 30,
                                   1997        1996         1997        1996
Revenues                       $  152.9   $   150.8     $  455.0   $   462.8

Operating expenses:
 Labor and fringe benefits         47.1        44.5        133.9       136.0
 Leases and car hire               13.0        14.5         39.3        42.4
 Diesel fuel                        7.4         7.8         24.5        25.0
 Materials and supplies             8.6         7.9         24.1        23.8
 Depreciation and amortization      8.3         7.6         24.7        23.2
 Casualty, insurance and losses     3.9         3.6         11.2         8.7
 Other taxes                        4.2         5.0         14.7        13.5
  Other                             8.0         5.0         16.4        25.2
 Operating expenses               100.5        95.9        288.8       297.8

 Operating income                  52.4        54.9        166.2       165.0

 Other income, net                  4.1         0.1          6.3         1.7
 Interest expense, net             (7.3)       (6.7)       (21.8)      (19.7)

 Income before income taxes        49.2        48.3        150.7       147.0

 Provision for income taxes        18.4        18.1         55.1        57.1

 Net income                    $   30.8   $    30.2     $   95.6   $    89.9

     The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 ($ in millions)

       ASSETS                     September 30, 1997  December 30, 1996
Current assets:
 Cash and temporary cash investment      $   21.0            $   46.3
 Receivables, net of allowance for
  doubtful accounts of $1.2 in 1997
  and $1.3 in 1996                           85.5                84.4
 Loans to affiliates                          7.0                14.9
 Materials and supplies, at average cost     17.9                17.3
 Deferred income taxes - current             18.1                18.1
 Other current assets                         6.0                 7.8
  Total current assets                      155.5               188.8

Investments                                  11.9                11.7

Loans to affiliates                         158.5               138.2

Properties:
 Transportation:
  Road and structures, including land     1,168.3             1,118.0
  Equipment                                 167.2               165.2
  Other, principally land                    41.3                41.5
  Total properties                        1,376.8             1,324.7
  Accumulated depreciation                  (41.7)              (38.4)
  Net properties                          1,335.1             1,286.3

Other assets                                 23.7                20.9
 Total assets                           $ 1,684.7            $1,645.9

                  LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Current maturities of long-term debt    $   22.7            $    2.8
  Accounts payable                           49.1                56.3
  Dividends payable                             -                   -
  Income taxes payable                       10.4                 1.2
  Casualty and freight claims                20.5                20.9
  Employee compensation and vacations        15.1                18.4
  Taxes other than income taxes              10.1                15.4
  Accrued redundancy reserves                 4.3                 4.3
  Other accrued expenses                     76.4                72.6
   Total current liabilities                208.6               191.9

Long-term debt                              552.2               590.3
 Deferred income taxes                      287.1               263.5
 Other liabilities and reserves             106.9               117.5

Stockholder's equity:

Common stock authorized,
  issued and outstanding
  100 shares, $1 par value                     -                   -
Additional paid-in capital                 129.6               129.6
Retained income                            400.3               353.1
Total stockholder's equity                 529.9               482.7
Total liabilities and stockholder's
 equity                                 $1,684.7            $1,645.9

     The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                             Consolidated Statement
                                 ($ in millions)
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                    1997               1996
Cash flows from operating activities :
 Net income                                     $  95.6           $   89.9
 Reconciliation of net income to net cash
  provided by (used for) operating activities :
    Depreciation and amortization                  24.7               23.2
    Deferred income taxes                          23.6               18.6
    Equity in undistributed earnings of affiliates,
     net of dividends received                     (0.8)              (0.3)
    Net gains on sales of real estate              (1.1)              (1.5)
    Cash changes in working capital                (2.8)             (10.1)
    Changes in other assets                        (3.0)              (0.8)
    Changes in other liabilities and reserves     (10.6)             (14.5)
    Net cash provided by operating activities     125.6              104.5

Cash flows from investing activities :
   Additions to properties                        (66.6)             (80.1)
   Proceeds from real estate sales                  2.2                2.6
   Proceeds from equipment sales                    2.5                2.6
   Loans to affiliated companies                  (12.4)             (54.3)
   Proceeds from sales of investments               0.6                0.2
   Other                                           (6.1)              (7.3)
    Net cash (used for) investing activities      (79.8)            (136.3)

Cash flows from financing activities :
   Proceeds from issuance of debt                     -              130.0
   Principal payments on debt                      (2.6)              (8.3)
   Net proceeds (payments) in commercial paper    (20.0)               5.0
   Dividends paid                                 (48.5)             (88.7)
   Purchase of subsidiary's common stock              -               (0.7)
     Net cash provided by (used for) financing
       activities                                 (71.1)              37.3
Changes in cash and temporary cash investments    (25.3)               5.5
Cash and temporary cash investments at
  beginning of period                              46.3                3.0
Cash and temporary cash investments at end
  of period                                     $  21.0           $    8.5

Supplemental  disclosure  of cash flow
  information  :

Cash paid during the year for:
 Interest (net of amount capitalized)           $  31.5           $   20.2
 Income taxes                                   $  22.3           $   45.4

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

       Income Per Share

       Income per common share has been omitted as ICR is a wholly-owned subsidiary of Illinois Central Corporation ("IC").

2.     Equity and Restrictions on Dividends

       For the nine month period ended September 30, 1997, ICR has paid cash dividends of $48.5 million to IC. Covenants of the ICR Revolver require specified levels of tangible net worth. At September 30, 1997, ICR exceeded its tangible net worth covenant by $26.2 million.

       In  June  1996,  ICR  paid a  dividend  of  $50.0  million  to IC for the acquisition of CCP Holdings, Inc. ("CCPH"). In March 1996, ICRR transferred its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock to IC. The book value of the CIC investment was $5.7 million.

3.     Receivable Sales Agreement

       On January 1, 1997, the ICRR adopted SFAS 125. The accounting and reporting of sales relating to ICRR's accounts receivable agreement was not changed.

4.     Litigation

       ICRR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICRR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has stayed entry of judgement pending further trial court proceedings. ICRR believes the verdict has no basis and intends to continue to challenge it vigorously.

       While the final outcome of this proceeding cannot be determined, in the opinion of management, based on present information, the ultimate resolution of this case will not have a material adverse effect on ICRR's financial position, results of operations, cash flow or liquidity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Total revenues for 1997 increased from the prior year quarter by $2.1 million or 1.4% to $152.9 million. Total freight carloads of 230,389 were flat with the mix of commodities causing revenue per car and in total to increase compared with 1996.

     Grain and grain mill accounted for 14% of ICRR's carloads and 20% of ton-miles in the third quarter of 1997. While 1997's rail rates were higher on average versus last year and demand for grain domestically was strong as processors returned to more normal production levels, the negative impact of weak export grain traffic was only partially offset. Export grain movements began to improve late in the quarter and are continuing in the fourth quarter of 1997.

     Coal accounted for 22% of ICRR's carloads and 26% of ton-miles in the third quarter of 1997. Against 1996, carloads and revenues were down 7% and 11% respectively, with ton-miles flat.

     Chemicals accounted for 16% of ICRR's carloads and 19% of ton-miles in 1997. Against 1996, carloads and ton-miles were up 6% and 7%, respectively, with revenue flat, reflecting the new haulage agreement with BNSF entered into in late 1996.

     Paper and Forest Products were 16% of 1997 carloads and 17% of ton-miles. Carloads were up 8%, ton-miles were up 1% and revenues were up 10% versus 1996.

     Bulk commodities contributed 7% of carloads and 6% of ton-miles in 1997. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

     Finally, Intermodal accounted for 20% of loads and 7% of ton-miles. Versus 1996, carloads were down 3%, with ton-miles down and revenues up 4%.

     Operating expenses increased $4.6 million or 4.8% in 1997. Labor and fringe costs were up modestly reflecting contract increases partially offset by efficiencies. Leases and car hire returned to more normal operating levels. Fuel expense reflects the decrease in cost per gallon (4.5%) partially offset by increased usage (1.1%). The expense category Casualty, Insurance and Losses reflects normal operating levels.

     Operating income for 1997 decreased by $2.5 million or 4.6% to $52.4 million for the reasons cited above.

     Other income, net in 1997 includes a $3.3 million pre-tax gain for the sale of outdoor advertising rights.

     Interest expense, net of $7.3 million for 1997 increased 9.0% compared to $6.7 million in 1996. The 1997 expense includes borrowings to support the $109.9 million transferred from ICRR in mid-June 1996 in connection with the acquisition of CCPH.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Revenues for 1997  decreased  from the prior year period by $7.8 million or
1.7 % to $455.0 million.

     Total freight carloads of 686,206 were down .3%, primarily reflecting weak export grain which had a negative impact on the revenue mix.

     Grain and grain mill accounted for 15% of ICRR's carloads and 25% of ton-miles in 1997. While 1997's rail rates were higher on average versus last year and demand for grain domestically was strong as processors returned to more normal production levels, the negative impact of weak export grain traffic was only partially offset. Export grain movements began to improve late in the quarter and are continuing in the fourth quarter of 1997.

     Coal accounted for 21% of ICRR's carloads and 24% of ton-miles in 1997. Against 1996, carloads and revenues were down 1% and 8%, respectively, ton-miles were up 1% versus 1996. Increased one time moves and new business offset production difficulties at several shippers' operations.

     Chemicals accounted for 16% of ICRR's carloads and 18% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 8%, 9% and 2%, respectively, with ton-miles up 1%, reflecting the new haulage agreement with BNSF entered into in late 1996.

     Paper and Forest Products were 15% of 1997 carloads and 15% of ton-miles. Carloads were down 2%, revenues were down 2% and ton miles were up 3% versus 1996.

     Bulk Commodities contributed 6% of carloads and 5% of ton-miles in 1997. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

     Finally, Intermodal accounted for 21% of loads and 7% of ton-miles. Versus 1996, carloads were up 1%, ton-miles were up 1% and revenues up 6%.

     Operating expenses decreased $9.0 million or 3.0% in 1997. Labor and fringe costs were down modestly reflecting cost efficiencies experienced at ICRR. Leases and car hire returned to more normal operating levels. Fuel expense reflects the increase in cost per gallon (.6%) offset by decreased usage (2.4%). The expense category Casualty, Insurance and Losses reflects normal operating levels. Other expenses reflect recovery of prior period expenses in relation to a derailment.

     Operating income, net for 1997 increased by $1.2 million or .7 % to $166.2 million for the reasons cited above.

     Other income, net in 1997 includes a $3.3 million pre-tax gain for the sale of outdoor advertising rights.

     Interest expense, net of $21.8 million for 1997 increased 10.7% compared to $19.7 million in 1996. The 1997 expense includes borrowings to support the $109.9 million transferred from ICRR in mid-June 1996 in connection with the acquisition of CCPH.

Liquidity and Capital Resources
Operating Data ($ in millions):       Nine Months Ended September 30,
                                      -------------------------------
                                       1997                  1996
                                       ----                  ----
Cash flows provided by (used for):
 Operating activities..............   $125.6                $104.5
 Investing activities.............     (79.8)               (136.3)
 Financing activities.............     (71.1)                 37.3
                                     ---------             --------
   Net change in cash and
    temporary cash investments       $ (25.3)             $    5.5
                                     ========             ========

     Cash from operating activities in 1997 and 1996 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:
                                          Nine Months Ended September 30,
                                         1997                        1996
                                         ----                        ----

Communications and signals............  $ 10.9                   $ 14.2
Equipment/rolling stock...............     4.0                     21.5
Track and bridges.....................    45.3                     38.3
Other.................................     6.4                      6.1
                                        ------                   ------
Total.................................  $ 66.6                   $ 80.1
                                        ======                   ======

     Property retirements and removals generated proceeds of $4.7 million and $5.2 million in 1997 and 1996, respectively.

     ICRR still anticipates that total capital expenditures for 1997 will be approximately $93 million.

Financing Activities

     In October 1997 and 1996, ICRR paid $14.5 million and $14.5 million, respectively, in cash dividends to IC. Through October, ICRR paid dividends of $63.0 million and $109.8 million in 1997 and 1996, respectively, to IC, which included $50.0 million for the purchase of CCPH in 1996. Also included in the 1996 dividends to IC is the March 1996 transfer by ICRR of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

     ICRR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICRR's long-term credit ratings. The Revolver is used primarily for backup for ICRR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICRR under the facility. At September 30, 1997, the full $250 million was available but undrawn.

     In 1994, ICRR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. ICRR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At September 30, 1997, $50 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $2.3 million each for the nine month periods ended September 30, 1997 and 1996. ICRR's accounting and reporting for the sale of accounts receivable was not changed by the implementation of SFAS No.
125.

     Certain covenants of ICRR's debt agreements require among others specific levels of tangible net worth but not a specific dividend restriction. At September 30, 1997, ICRR exceeded its tangible net worth covenants by $26.2 million. ICRR was in compliance with all covenants at September 30, 1997, and does not contemplate any difficulty maintaining such compliance.

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

Year 2000 Conversion

     ICRR has entered into an agreement to replace a portion of its "non-2000 compliant" programs. ICRR is accumulating and evaluating the costs associated with modifying the remaining software programs for the year 2000 compliance. Determination of the approach for the remaining programs has not been finalized.

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

     For all known sites of environmental contamination where ICRR's loss or liability is probable, ICRR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICRR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the ICRR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At September 30, 1997, ICRR estimated the probable range of its liability to be $10 million to $50 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $10 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

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

Litigation

     ICRR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against ICRR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgement and remanded the case to the trial court for further proceedings. (See Part II-Other Information - Item .1 - Legal Proceedings) ICRR believes the verdict has no basis and intends to continue to challenge it vigorously.

     While the final outcome of this proceeding can not be determined, in the opinion of management, based on present information, the ultimate resolution of this case will not have a material adverse effect on ICRR's financial position, results of operations, cash flow or liquidity.

Recent Accounting Pronouncements

     The FASB has released Statement of Financial Accounting Standard No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129"). ICRR complies with all the requirements of the standard which is effective for periods ending after December 15, 1997.

     In June 1997, the FASB issued two new standards which will be effective for periods ending after December 15, 1997.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. ICRR does not expect to adopt this standard early.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     ICRR is one of several defendants in a class action stemming from the leakage and fire from a tanker of butadiene in East New Orleans in 1987. In August 1997 a jury in the Central District Court of Orleans Parish, Louisiana returned a verdict of $1.9 million as compensatory damages for 20 named members of the class. ICRR was found liable for 5% of the damages, which combined with prejudgment interest, approximates $200,000. The compensatory claims of the rest of the class remain unresolved. The same jury in September 1997 returned a verdict for punitive damages against five defendants on behalf of the entire putative class of some 8,000 individuals. The jury awarded $125 million in punitive damages against ICRR out of a total punitive damage award exceeding $3.4 billion. The Louisiana Supreme Court has vacated and set aside the judgement for procedural reasons and remanded the case to the trial court for further proceedings. Post trial motions are pending before the trial judge to overturn or reduce both the compensatory and punitive awards. See Item
2. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Litigation.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:
                See Exhibit Index on page E-1

                        ILLINOIS CENTRAL RAILROAD COMPANY


                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, ICRR has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.





                                           ILLINOIS CENTRAL RAILROAD COMPANY




                                        /s/     John V.  Mulvaney
                                                John V. Mulvaney
                                                  Controller










Date: November 7, 1997

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