Form 10-K
period 1997-12-31
ILLINOIS CENTRAL RAILROAD CO
filed 1998-03-27
CIK 49792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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


     As of March 27, 1997, there were 100 shares of the registrant's common stock outstanding.

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

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                    FORM 10-K

                          Year Ended December 31, 1997

                                      INDEX

PART I                                                                 10-K Page

  Item 1.     Business.................................................       3
  Item 2.     Properties...............................................      10
  Item 3.     Legal Proceedings........................................      14
  Item 4.     Submission of Matters to a Vote of Security Holders  (A)       15

PART II

  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters......................................      16
  Item 6.     Selected Financial Data (A)..............................      16
  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................      17
  Item 8.     Financial Statements and Supplementary Data..............      27
  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...................      27

PART III

  Item 10.    Directors and Executive Officers of the Registrant (A)...      28
  Item 11.    Executive Compensation (A)...............................      28
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management (A)...........................................      28
  Item 13.    Certain Relationships and Related Transactions (A).......      28

PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K..............................................      28

SIGNATURES.............................................................      29

(A) Omitted or amended as the registrant is a wholly-owned subsidiary of Illinois Central Corporation and meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

                                     PART I

Item 1.  Business

Background

       Illinois Central Railroad Company ("ICR") traces its origin to 1851, when ICR was incorporated as the nation's first land grant railroad. ICR currently operates 2,600 miles of main line track between Chicago and the Gulf of Mexico, primarily transporting chemicals, coal, paper, grain and milled grain, and intermodal trailers and containers. ICR is a wholly-owned subsidiary and a principal asset of Illinois Central Corporation (the "Corporation").

       The principal executive office of ICR is located at 455 North Cityfront Plaza Drive, Chicago, Illinois 60611-5504 and its telephone number is (312) 755-7500.

Railroad Commodities and Customers

         ICR's customers are engaged in a wide variety of businesses and ship a number of different products that can be classified into seven primary commodity groupings:

     -- organic,  inorganic,  agricultural and other chemicals
     -- grain,  milled grain such as corn syrup and soybean meal, and other agricultural/food  products
     -- paper, lumber, and other forest products -- coal -- intermodal, comprising a wide variety of primarily consumer products shipped in containers or truck trailers on specially designed cars -- metals, metal products such as coiled steel, and scrap metal
     -- bulk commodities such as sand, stone, coke, and ores

         In 1997, one customer accounted for approximately 7% of revenues (only one other customer exceeded 5%) and the ten largest customers accounted for approximately 35% of revenues.

Contributions to Total Revenues by Commodity Group

         The respective percentage contributions by principal commodity group to ICR's revenues during the past five years are set forth below:

               Contributions to Total Revenues by Commodity Group
 Commodity
 Group                              1997     1996       1995     1994      1993
 ---------                          ----     ----       ----     ----      ----
Chemicals.......................   26.7%     27.6%      25.2 %   24.8%     24.7%
Grain, mill & food products.....   17.4      18.9       21.9     18.7      23.2
Paper....& forest products......   16.9      12.6       16.9     18.1      18.6
Coal............................   12.2      14.1       12.9     15.2      12.7
Intermodal......................    8.6       8.7        7.3      6.6       4.8
All other.......................   18.2      18.1       15.8     16.6      16.0
                                   ----    ------      -----    -----     -----
Total...........................  100.0%    100.0%     100.0%   100.0%    100.0%
                                  =====     =====      =====    =====     =====

         In 1997, approximately 64% of ICR's freight traffic originated on its own lines, of which approximately 20% was forwarded to other carriers. Approximately 20% of ICR's freight was received from other carriers for final delivery by ICR, and the balance of approximately 16% represented bridge or through traffic.

Terminal Operations

         ICR currently has facilities or terminal operations which contribute to revenues and enhance the flow of rail traffic. Most of these facilities have been developed since 1994. Following are descriptions of two ICR terminals.

         In 1996, ICR constructed a 75-acre intermodal terminal for the exclusive use of the Canadian National Railway (CN). The facility has an annual capacity of 250,000 intermodal "lifts." An intermodal "lift" is the placement of a container or truck trailer on or off a railcar. ICR owns the facility and operates it on CN's behalf. ICR is compensated through fees paid for each lift.

         In 1994, ICR constructed a transload facility in Harvey, Illinois. This facility stores primarily railcars of plastic pellets. These pellets are subsequently loaded into tanker trucks ("transloaded") for distribution to smaller, non-rail-served manufacturers. ICR spent $1.0 million to double the capacity of this terminal in 1997.

Operating Statistics

         Set forth below is certain information relating to ICR's freight traffic during the past five years.

                                   1997       1996      1995      1994      1993
                                   ----       ----      ----      ----      ----

Carloads (in thousands)           1,039        927       957       915       848
Freight train miles
  (in thousands)1.............    8,078      7,950     7,758     7,179     5,659
Revenue ton miles of freight
  traffic (in millions)2 3....   22,156     22,511    23,773    20,582    20,080
Revenue tons per carload           67.6       71.7      74.7      76.3      79.1
Average length of haul
  (in miles)..................      307        309       328       286       293
Gross freight revenue per
  ton mile3 4.................    $.026      $.026    $ .026   $  .028   $  .028
Net freight ton miles per
  average route mile
  (in millions)...............      8.4        8.2       9.0       7.6       7.4
Gallons per ton mile5.........   .00235     .00236    .00234    .00248    .00251
Active locomotives............      324        331       333       328       322
Track resurfacing (miles)         1,235      1,360     1,360     1,397     1,293
Percent resurfaced............    31.0%      33.7%     32.2%     33.0%     29.8%
Ties laid in replacement
  (including switch ties).....  329,413    425,999   408,760   346,994   323,764
Slow order miles..............   58.78      100.00    209.76    275.79    152.32


1 Freight train miles equals the total number of miles traveled by all trains in the movement of freight.
2 Revenue ton miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
3   Prior years have been restated to eliminate non-revenue ton miles.
4 Revenue per ton mile equals gross freight revenue divided by revenue ton miles of freight traffic.
5 Gallons per ton mile equals the amount of fuel required to move one ton of freight one mile.

    The following table summarizes operating expense-to-revenue ratios of ICR for each of the past five years. The table analyzes the various components of operating expenses based on the line items appearing on the income statements. The ratio is generally used within the railroad industry as a measure of operating efficiency; ICR has had the lowest (best) ratio among major railroads in the U.S.
and Canada in each of the last eight years.

    Ratio                        1997   1996    1995     1994    1993
                                 ----   ----    ----     ----    ----

Operating1...................... 63.4%  64.4%   65.6%    67.7%   68.6%
Labor and fringe benefits....... 29.8   29.5    30.2     30.9    31.2
Leases and car hire.............  8.2    9.2     9.1     10.0    12.5
Diesel fuel.....................  5.4    5.6     5.1      5.3     5.4
Materials and supplies..........  5.3    5.1     5.4      6.0     6.2
Depreciation and amortization...  5.3    5.0     4.8      4.2     4.0
Casualty, insurance and losses..  2.5    1.8     2.7      4.0     3.8
Other taxes.....................  3.2    2.7     2.8      2.9     2.9
Other...........................  3.7    5.5     5.5      4.4     2.6



1 Operating ratio means the ratio of operating expenses before special charge over operating revenues.

Employees; Labor Relations

         Labor relations in the railroad industry are subject to extensive governmental regulation under the Railway Labor Act. Employees in the railroad industry are covered by the Railroad Retirement System instead of Social Security. Employer contribution rates under the Railroad Retirement System are currently more than double those in other industries and may rise further as the proportion of retired employees receiving benefits increases relative to the number of working employees. Also, railroad employees are covered by the Federal Employer's Liability Act ("FELA") rather than by state no-fault workmen's compensation systems. FELA is a fault-based system, with compensation for injuries determined by individual negotiation or litigation.

         Approximately 90% of all employees are represented by one of eleven unions. The general approach to labor negotiations by Class I railroads is to bargain on a collective national basis. For several years now, one of ICR's guiding principles is that local -- rather than national, industry-wide -- negotiations will result in labor agreements that better address both employees' concerns and preferences and ICR's actual operating environment. Therefore, beginning in late 1994, ICR began negotiating separate distinct agreements with each of its eleven unions. To date, all of ICR's eleven bargaining units have ratified local agreements that resolve wage and work-rule issues through 1999 for shop crafts and through the for engineers and trainmen.

         There are risks associated with negotiating locally. Presidents and Congress have repeatedly demonstrated they will step in to avoid national strikes, while a local dispute may not generate federal intervention, making an extended work stoppage potentially more likely. ICR's management believes the potential mutual benefits of local bargaining outweigh the risk.

The following table shows the average annual employment levels for the last five years:

                         1997     1996    1995      1994       1993
                         ----     ----    ----      ----       ----
    Total Employees     3,295    3,238   3,268     3,250      3,306


         Management believes that over the next several years attrition and retirements will be the primary source of declines in employment levels. Increases in employment levels, particularly in train operations, are possible in response to growth of business.

Regulatory Matters; Freight Rates; Environmental Considerations

         ICR is subject to significant governmental regulation by the Surface Transportation Board ("STB") and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

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

         ICR currently transports Southern Illinois coal which will not meet the environmental standards of Phase II of the Clean Air Act unless blended with lower-sulfur coal or users of the coal install air scrubbers. As a result, this source of traffic may decline in advance of or consistent with Phase II implementation in the year 2000. On the other hand, ICR is participating in movements of Western coal (lower-sulfur) and certain Southern Illinois coal which is being blended with low-sulfur Eastern coal to comply with Phase II. ICR anticipates these sources of traffic may increase. Overall, management believes that implementation of Phase II of the Clean Air Act is unlikely to have a material adverse effect on the results of ICR.

         Currently, the utility industry is undergoing deregulation creating enormous pressures for change, innovation, and cost control. In the face of increased competition caused by deregulation, utilities are attempting to reduce costs, including rail transportation costs. Methods being investigated include "power wheeling", "coal-by-wire", and for those utilities served by a single railroad, re-regulation of rail rates. Some analysts have suggested that utility deregulation may significantly reduce rail revenues through a shift in the pattern of coal movements forcing lower rail rates. At this point, there are too many variables to know if utility deregulation will have a neutral, modestly positive or modestly negative effect on ICR in the long-term. However, management believes that ICR will not be materially, adversely affected because it already provides its utility customers highly competitive rates and service as determined through competitive bids against other railroads and river options.

         Inherent in the operations and real estate activities of railroads is the risk of environmental liabilities. ICR is subject to extensive regulation under environmental laws and regulations concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. See Item 2. "Properties - Environmental Conditions" for discussion of sites on which ICR currently or formerly conducted operations that are subject to governmental action in connection with environmental degradation.

Railroad's Results Influenced by Economic Conditions

         In any given year, ICR, like other railroads, is susceptible to changes in the economic conditions of the industries and geographic areas that produce and consume the freight it transports. Many of the goods and commodities carried by ICR's experience cyclicality in demand. The operations of ICR can be expected to reflect this cyclicality because of the significant fixed costs inherent in railroad operations. ICR's revenues are affected by prevailing economic conditions and should an economic slowdown or recession occur in the United States or other key markets, the volume of rail shipments carried is likely to be reduced.

Competition

         ICR faces intense competition for freight traffic from trucks, river barges, pipeline carriers, and other railroads. Competition is generally based on the rates charged and the quality and reliability of the service provided. At December 31, 1997, there were 9 railroads in the United States classified by revenues as Class I railroads. ICR is sixth in revenues and has the best operating ratio.

         To a greater degree than other rail carriers, ICR is vulnerable to barge competition because its main routes are parallel to the Mississippi River system. The use of barges for some commodities, particularly coal and grain, often represents a lower cost mode of transportation. Barge competition and barge rates are affected by navigational interruptions from ice, floods and droughts which can cause widely fluctuating barge rates. ICR's ability to maintain its market share of the available freight has traditionally been affected by the navigational conditions on the river. As a result, ICR's revenue per ton-mile has generally been lower than industry averages for these commodities.

         Most of ICR's operations are conducted between points served by one or more competing carriers. The consolidation in recent years of major rail systems has resulted in strong competition in the service territory of ICR. The mega-carriers could use their size and pricing power to block shippers' access to efficient gateways and routing options that are currently and have been historically available. Mergers have not had a material adverse impact on the results or financial condition of ICR. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Significant Developments - Canadian National Tender Offer."

Adverse Factors Effecting Fuel Prices

         Fuel expense represents an appreciable portion of ICR's annual operating expenses. ICR currently has hedging programs in place through June 1998, to mitigate the effects of fuel price changes on its operating margins and overall profitability. ICR has entered into several collar agreements to mitigate the risk of fuel price volatility. ICR also monitors its hedging positions and credit ratings of its counter parties and does not anticipate losses due to counterparty nonperformance.

Liens on Properties

         ICR's equipment is not subject to liens.

Liability Insurance

         ICR is self-insured for the first $5 million of each loss. ICR has available $245 million of liability insurance per occurrence, subject to an annual cap of $385 million in the aggregate for all losses. This coverage is considered by ICR's management to be adequate in light of ICR's safety record and claims experience.

Item 2.  Properties

Physical Plant and Equipment

         System. As of December 31, 1997, ICR's total system consisted of approximately 4,500 miles of track comprised of 2,600 miles of main line, 200 miles of secondary main line and 1,700 miles of passing, yard and switching track. ICR owns all of the track except for 190 miles owned by other railroads. ICR operates over this track by separate agreements.

         Track and Structures. The following amounts have been spent during the five years ended December 31, 1997, on track and structure to construct and maintain rail lines and related signal equipment, and other facilities ($ in millions):

                                 Capital
                              Expenditures      Maintenance           Total

1997..........................   $91.1             $16.7               $107.8
1996..........................    91.2              23.7                114.9
1995..........................    66.9              33.5                100.4
1994..........................    63.2              29.1                 92.3
1993..........................    50.3              25.1                 75.4
                                  ----              ----                 ----

           Total..............   362.7             128.1                490.8

         These expenditures have concentrated primarily on the routine maintenance of the track roadway and bridges. Approximately 1,200, 1,400 and 1,400 miles of roadway ballast was resurfaced in 1997, 1996 and 1995, respectively. In 1996, a total of $20.1 million was spent to construct an intermodal terminal facility for the Canadian National Railway ("CN Terminal"). Other large projects include a total of $11.4 million to complete the conversion of 198 miles of track, known as the Yazoo District, to a single track with centralized traffic control in 1993 and 1994 and a total of $11.4 million to construct new or expanded intermodal facilities in Chicago and Memphis in 1992 and 1994.

         Locomotives and Freight Cars. ICR's fleet has undergone significant rationalization and modernization since 1985 when locomotives and cars were at their peak of 862 and 28,616, respectively. Over the last four years leases of 61 used SD-40-2's and 20 new SD-70's have enabled ICR to replace older, lower horsepower and less efficient locomotives. (The 20 SD-70's replaced 31 older, smaller locomotives.)

         Locomotive modernization and acquisition were part of a change in operational philosophy concerning equipment which resulted in adoption of an equipment ownership program in 1993. The program included lease conversions whereby equipment was acquired outright or leased under more favorable lease terms by ICR. Through 1996, lease conversions involved 118 locomotives and 4,228 freight cars. As a result of the new lease terms, $4.3 million, $7.1 million and $24.7 million of capital leases were recorded in 1997, 1995 and 1994, respectively. Most of these leases contain fixed price options whereby the equipment can be acquired at or below fair market value at some point during the lease term.

         Approximately 1,840 of the cars leased by ICR are leased from a separate subsidiary of the Corporation. The equipment program also included a significant upgrade of the highway trailer fleet used in intermodal service. In 1992, the entire fleet of old leased trailers, approximately 880, was replaced with 800 brand new trailers. Expanding intermodal volume necessitated the addition of another 100 trailers in 1994.

         During 1994 ICR repaired and reconditioned approximately 173 cars at a cost of $2.9 million. This equipment is being leased on a short-term basis to other carriers until ICR anticipates it will need the equipment.

         In 1996, ICR began a covered hopper fleet program under which existing equipment was either modernized or replaced. In 1997 and 1996, approximately 800 cars, operated under short-term car hire arrangements and various leases, were returned and replaced with 900 new high capacity hoppers which are being leased under an operating lease from an unrelated third party.

         The following is the overall fleet at December 31:

Total Units:             1997        1996      1995        1994         1993
------------             ----        ----      ----        ----         ----
Locomotives1.........     365         391       397         417          468
Freight cars.........  15,375      15,838    15,872      16,498       16,634
Work equipment.......     641         655       654         625          745
Highway trailers.....     888         889       898         898          898


1 Approximately 21 locomotives need repair before they can be returned to service. This equipment is either repaired, if needed on an ongoing basis, or sold. ICR sold 30, 6, 40, 48 and 23 surplus locomotives in 1997, 1996, 1995, 1994 and 1993, respectively. The active fleet was 324 as of December 31, 1997. Also, 15 locomotives are being subleased and 5 will be returned to active service after repainting.

    The components of the fleet by subsidiary and in total for 1997 and in total for 1996 are shown below:

                                       Long-Term        1997           1996
Description1                Owned 2      Lease          Total          Total
------------                ------      ------          -----          -----

Locomotives:
  Multipurpose                 221          79           300             309
  Switching                     65           -            65              82
                             -----        ----          ----            ----
            Total              286          79           365             391
                             =====        ====          ====            ====

Freight Cars:
 Box (general service)         216       1,214         1,430           1,444
 Box (special purpose)       2,269         627         2,896           2,907
 Gondola                       939         678         1,617           1,555
 Hopper (open top)           1,748       1,990         3,738           4,115
 Hopper (covered)            2,698       1,914         4,612           3,945
 Flat                          213         366           579             596
 Other                         630         634         1,264           1,276
                             -----       -----         -----         -------
                  Total      8,713       7,423        16,136          15,838
                             =====       =====        ======          ======
 Work Equipment                641                       641             655
                             =====                    ======          ======
  Highway trailers             888                       888             889
                             =====                    ======          ======


1 In addition, approximately 1,531 freight cars were being used by ICR under short-term car hire agreements.
2   Includes 53 locomotives and 761 freight cars under capital leases.

Environmental Conditions

         ICR faces potential environmental cleanup costs associated with approximately 22 contaminated sites and various fueling facilities for which a total of $9.1 million has been reserved as of December 31, 1997. The most significant of those sites are described below.

Mobile, Alabama

         ICR owned property in Mobile prior to 1976 upon which a lessee conducted creosoting operations. The Alabama Department of Environmental Management has determined that the soil and groundwater are contaminated with creosote, pentachlorophenol and possibly dioxins. ICR has been participating in joint clean-up efforts with the current owner and ICR's former lessee. See Item
3. "Legal Proceedings."

Jackson, Tennessee

         A rail yard in Jackson, Tennessee, formerly owned by ICR has been placed on the federal and state "superfund" list as a result of the discovery of Trichloroethane (TCE) in the adjacent municipal water well field. ICR formerly operated a shop facility at the site and TCE is a common component of solvents similar to those believed to have been used in the shop. ICR believes it has demonstrated that the TCE did not come from its operation, or from this site. See Item 3. "Legal Proceedings."

McComb, Mississippi

         ICR has conducted a site assessment of a facility where car repairs were formerly performed to determine the nature and extent of contamination, primarily lead from removed paint, at the site. Currently, ICR is preparing a remediation plan under the supervision of the Mississippi Bureau of Pollution Control. Estimates of remaining clean-up costs range between $2.7 million and $8.0 million.

Kegley, Illinois

         Emergency response action has been taken by ICR at this scene of a 1994 derailment in which about 22,000 gallons of TCE were released. The spill has been contained by construction of an impervious wall extended into the bedrock and encircling the site. ICR has enrolled in Illinois' Pre- Notice Site Cleanup Program and is voluntarily remediating the site. Estimates of remaining clean-up costs range between $1.4 million and $7.0 million.

East Hazel Crest, Illinois

         In 1994, ICR learned that an underground fuel line had leaked about 100,000 gallons of diesel fuel into the soil and groundwater. ICR has replaced the fuel tank and piping, has constructed a groundwater remediation system and has enrolled the site in Illinois' Pre-Notice Site Clean-up Program.
See Item 3. "Legal Proceedings."

Fueling Facilities

         ICR has maintained fueling facilities at more than 20 locations at various times from the 1950's to date. Many of those sites are or may be contaminated with spilled fuel. Those stations currently in use are equipped with drip pans and treatment facilities and ICR has initiated a program of rebuilding all fuel lines above ground.

Waste Oil Generation

         ICR has been identified as a Potentially Responsible Party ("PRP") at a site where waste oil was allegedly processed and disposed. ICR is alleged to have generated some of the waste oil. ICR believes any contribution it may have made to the site contamination is de minimis. See Item 3. "Legal Proceedings."

Item 3.  Legal Proceedings

GATX Tank Car Explosion September 9, 1987 at New Orleans (Civil District Court, Parish of Orleans, Louisiana No. 87-16374)

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. The Company believes the plaintiff's claims have no basis and intends to continue to challenge them vigorously.

State of Alabama, et al. v. Alabama Wood Treating Corporation, Inc., et al., S.D. Ala. No. 85-0642-C

         The State of Alabama and Alabama State Docks ("ASD") filed suit in 1985 seeking damages for alleged pollution of land in Mobile, Alabama, stemming from creosoting operations over several decades. Defendants include ICR, which owned the land until 1976, Alabama Wood Treating Corporation, Inc., and Reilly Industries, Inc. ("RII"), which leased the land from ICR and conducted creosote operations on the site. In December 1976, ICR sold the premises to ASD. The complaint sought payment for the clean-up cost together with punitive and other damages.

         In 1986, ASD, RII and ICR agreed to form a joint technical committee to clean the site, sharing equally the cost of clean-up, and in October 1986 the court stayed further proceedings in the suit. Under the agreement the joint technical committee has spent approximately $6.8 million and has been authorized to expend up to a total of $6.9 million. ICR has contributed $2.3 million. Further clean-up activities are anticipated, the cost of which could range from $1.8 million to $5.6 million depending upon the clean-up standards and remediation methods ultimately required and utilized.

         ASD terminated the Joint Tech Agreement on August 27, 1997 and has threatened to reinstate the 1985 litigation - ICR expects its share of remaining clean-up cost to range between $0.6 million and $1.8 million.

In the Matter of Illinois Central Railroad Company, et al., Tennessee Division of Superfund No. 94-0187

         The Tennessee Department of Environment and Conservation, on June 6, 1994, issued a Remedial Order requiring clean-up by ICR and the current owners of a site in Jackson, Tennessee. ICR operated a rail yard and locomotive repair facility at the site. Trichloroethane ("TCE") has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the shop. In addition, concentrations of metals and organic chemicals have been identified on the surface of the site. A remedial investigation study has been completed which indicates the TCE in the water wells came from an adjacent municipal dump and not from operations on this site. Exclusive of ground-water clean-up, ICR estimates total clean- up costs between $1.0 million and $7.6 million and expects another PRP to share in the expense.

Item 4.  Submission of Matters to a Vote of Security Holders

         Intentionally omitted. See Index page of this report for explanation.

                                     PART II

Item 5. Market for the  Registrant's  Common Equity and Related  Stockholder
        Matters

         All of the outstanding common stock of the ICR (100 shares) is owned by the Corporation and therefore is not traded on any market. Certain covenants of ICR's Revolver, while not specifically restricting dividends, do require the ICR to maintain minimum levels of tangible net worth. While not anticipated, such restrictions could limit the amount of dividends paid by the ICR to the Corporation. ICR paid cash dividends to the Corporation of $62.9 million in 1997, $103.2 million in 1996 and $107.7 million in 1995. At December 31, 1997, approximately $32.0 million of ICR equity was free of such restriction. In January and March 1998, ICR declared and paid a dividend of $19.0 million and $15.6 million, respectively to the Corporation.


Item 6.  Selected Financial Data

         Intentionally omitted. See Index page of this Report for explanation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Canadian National Tender Offer

           On February 10, 1998, the Corporation and Canadian National Railway Company ("CN") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Purchaser"), a wholly owned subsidiary of CN, commenced a tender offer (the "Offer") to purchase approximately 75% of the outstanding shares of the Corporation's Common Stock (the "Shares") at a price of $39.00 per share. Following completion of the Offer and subject to satisfaction of customary conditions, the Purchaser will be merged with and into the Corporation (the "Merger") and each Share not purchased in the Offer will be converted into the right to receive an amount of CN common stock equal to the fraction obtained by dividing (1) $39.00 by (2) the average closing price of the CN common stock (the "Average Closing Price") over the 20 day trading period ending two trading days prior to the effective time of the Merger; provided that if such Average Closing Price is less than $43.00, then the Average Closing Price will be deemed to be $43.00 and if such Average Closing Price is greater than $64.50, then the Average Closing Price will be deemed to be $64.50. Pursuant to the Merger Agreement, if less than 75% of the shares are tendered, the Shares outstanding prior to the Merger will be converted into the right to receive a prorated amount of stock and cash in order to ensure that the overall aggregate consideration consists of 75% cash and 25% stock.

           Simultaneously with the purchase of shares pursuant to the Offer, the shares purchased will be deposited in an independent, irrevocable voting trust while CN and the Corporation await review of the transaction by the STB.

           Pursuant to the Merger Agreement, subject to consultations with the Corporation and after giving good faith consideration to the views of the Corporation, CN shall have final authority over the development, presentation and conduct of the STB case, including over decisions as to whether to agree to or acquiesce in conditions. The Corporation shall take no regulatory or legal action in connection with the STB without CN's consent. The STB could impose conditions or restrictions as it relates to CN's acquisition of control of the Corporation. If the STB does not approve CN's acquisition of control of the Corporation or CN deems any conditions imposed by the STB unacceptable, CN would have the obligation to sell all the Corporation common shares held by the voting trust. Neither the acquisition of the Corporation shares pursuant to the tender offer nor the merger will be subject to STB approval of the combination.

           The Corporation's Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated and recommended that stockholders accept the Offer and tender their shares. See Item 3. "Legal Proceedings" for actions related to the Offer and Merger Agreement.

           The Offer was successfully concluded on March 13, 1998 when the Purchaser received tenders for more than 75% of outstanding shares.

           Under change in control provisions of various compensation plans, including Incentive 2000 Plan and Employment Security Agreements, the Corporation will be required to make payments to certain employees under certain conditions. The change in control payment under Incentive 2000 Plan is approximately $11 million. The amount that may be paid under Employment Security Agreements, if any, is not determinable at the time of filing.

           With the change in control the Employee Stock Purchase Plan and the Management Employee Discounted Stock Purchase Plan were terminated.

Results of Operations

1997 Compared to 1996

The discussion below takes into account the financial condition and results of operations of ICR for the years presented in the consolidated financial statements. Total revenues for 1997 increased from the prior year by $5.3 million, or 0.9%, to $622.5 million. Modest decreases in the number of carloadings of 0.1% and average freight revenue per carload of 0.7%, were offset by increases in other revenues including switching and terminal services.

          Strength in chemical traffic which began in the latter part of 1996 continued as expected into 1997. Strength was across the board among most chemicals, and rail rates were strong. Chemical loadings and revenues benefitted from a service agreement with the Burlington Northern Santa Fe Railroad ("BNSF"). Management believes that the future annual benefit of the agreement will grow although it is taking longer than expected for BNSF to penetrate the Union Pacific/Southern Pacific ("UPSP") markets to which it gained access through the UPSP merger case.

         Export demand for U.S. grains remained weak throughout 1997. Very strong demand for grain in 1996, coupled with meager supply particularly of corn, resulted in abnormally high prices paid for grain in 1996 which in turn stimulated abnormally high plantings of grains by other countries. Consequently, while the 1996 harvests of corn and soybeans in Illinois were good, export demand for U.S. grains was abnormally low (including wheat for which ICR is a residual carrier) as global buyers turned to other countries' bumper crops and lower prices. In January 1997, management lowered its grain expectations and cautioned that weak export grain markets were likely to curtail ICR's 1997 revenue growth.

          Paper and forest products are economically sensitive commodities that respond to industrial production, housing starts and other basic economic indicators. Fiber and pulpboard were depressed all year as that industry found its capacity outstripping demand following the addition of significant new capacity in 1995/96. However, according to major manufacturers, capacity was brought into balance with demand in the summer, leading to a stronger second half of the year. Additionally, a plant conversion by a major ICR shipper from short-log to long-log input took several months longer than their original expectations, resulting in less rail service than planned.

         Coal performed as expected. However, a mid-year mine fire of a major coal producer/shipper on ICR's line and, separately, severe rail congestion in the western U.S., which disrupted the movement of coal, resulted in ICR losing about 18,000 loads of coal it might otherwise have carried.
Underlying demand for coal remains strong.

         Base intermodal business, particularly trailer business, was very strong throughout the year. However, a major intermodal customer UPSP, discontinued some of their business with ICR in September. There was also some negative impact from an approximate two-week strike against another major intermodal customer.

          As expected, metals traffic of this commodity group fell short of 1996 all-time record year which mirrored exceptional strength in the steel industry and included some large non-recurring spot moves. Also, as expected, a major shipper took its plant down for several months in order to effectively double its productive capacity, which resulted in near-term loss of business for ICR but sets the stage for future growth with this customer. Birmingham Steel completed construction of its new mill in Memphis in the fourth quarter of 1997 and began to take inbound product.

         Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

         Operating expenses overall decreased $3.1 million or .8% in 1997. Increased labor and fringe costs reflect contract increases and additional management labor due to management services agreement with another subsidiary of the Corporation partially offset by operational efficiencies. Leases and car hire decreased $5.6 million or 9.9% in 1997 reflecting a return to more normal operating levels and lower export grain movements. Fuel expense decreased reflecting the decrease in usage (.4%) and by the lower cost (3.0%). Depreciation and amortization expense was 6.8% higher due to increased capital spending in 1996 and 1997 compared to 1995. Materials and supplies were 6.4% higher in 1997 reflecting higher prices and increased maintenance costs for locomotives and freight cars. Casualty expense increased 36.8% compared to 1996. In 1996, casualty expense was lower than expected due to the write-down of casualty reserves as a result of ICR's improving safety performance. The increase in other taxes was primarily due to increased property tax assessments. Other expense reflects the recovery of prior period expenses in relation to costs related to a derailment.

         Operating income for 1997 increased $8.4 million or 3.8% to $227.9 million for the reasons cited above.

         Other income (expense), net, in 1997 includes a $3.3 million pre-tax gain related to the grant of a permanent easement for the marketing of outdoor advertising on ICR rights-of-way. On October 3, 1996, ICR sold its investments in an industry-captive insurance company, RAIL, which resulted in a one-time gain, recorded as other income (expense), net, of approximately $7.0 million.

         Net interest expense of $28.2 million for 1997 increased 6.4% compared to $26.5 million in 1996 caused by higher debt levels year to year.

         Provision for income taxes of $70.1 million for 1997 included a $4.1 million benefit from the donation of property.

1996 Compared to 1995

           The discussion below takes into account the financial condition and results of operations of ICR for the years presented in the consolidated financial statements.

           Total revenues for 1996 decreased from the prior year by $28.1 million or 4.4% to $617.2 million, following a 3.1% decrease in the number of carloadings coupled with a 1.5% decrease in the average freight revenue per carload.

           Grain and grain mill accounted for 17% of ICR's carloads and 27% of ton-miles in 1996. Against 1995, carloads, ton-miles and revenues were down 17%, 31% and 22% respectively. Grain was clearly the primary cause of the 1996 revenue shortfall. The comparisons were particularly difficult against a record grain carloading year in 1995. Illinois' 1995 corn and soybean harvest was abnormally small so that by the third quarter 1996 grain elevators were essentially depleted and the new harvest was still weeks away. Rail rates were higher on average this year versus last; demand for grain was strong; the product just was not available to move. The smaller crop also affected grain mill since domestic processors were forced to cut back on their usual production.

           Coal accounted for 22% of ICR's carloads and 24% of ton-miles in 1996. Against 1995, carloads, ton-miles and revenues were down 6%, up 6% and flat, respectively. A large coal contract for 25,000 carloads was not renewed in July 1995 as a large customer wanted more aggressive pricing and went elsewhere. Thus, loads in the first half of 1996 compared with 1995 were significantly depressed. However, for a second year in a row, coal margins, and the return on the assets involved, improved.

           Chemicals accounted for 15% of ICR's carloads and 17% of ton-miles in 1996. Compared with 1995, ton-miles were down 2% while carloads and revenues were flat. Rail rates, under pressure in the earlier months of the year, firmed in the second half. The softness observed in the economy, especially in the first two quarters, was reflected in the building of chemicals manufacturers' inventories and softness in our customers' pricing. Our customers' markets firmed in the latter half of the year so that ICR came in essentially flat in both chemical loads and revenues.

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

           Metals accounted for 4% of ICR's carloads and 5% of ton-miles in 1996. For 1996, versus 1995, carloads, ton-miles and revenues were up 9%, 21% and 11%, respectively. The steel industry had another strong year, and ICR set another record for metals loads and revenues.

         Finally, Intermodal accounted for 21% of ICR's loads and 7% of ton-miles. Versus 1995, carloads were up 10%, with ton-miles and revenues up 9%. These results were achieved in an industry that saw trailer rate weakness earlier in the year and some weakness in automotive parts traffic later in the year.

           Operating expenses overall decreased $25.7 million or 6.1% in 1996. Labor and fringe costs include the wage increases of 3% negotiated with nine of the ICR's unions. The decline in this category is primarily the result of lower traffic levels, particularly grain, and the elimination of the high overtime caused by the congestion experienced in 1995. Leases and car hire also benefited from the elimination of congestion to return to more normal operating levels. In 1995, favorable one-time adjustments on several capital leases were recorded. Fuel expense reflects the increase in cost per gallon (13.8%) partially offset by decreased usage (9.4%). The decrease in casualty, insurance and losses reflects the emphasis on safety and improved claims experience. Other expenses reflect the one-time reversal of non-revenue related accruals to actual ($2.5 million) and favorable performance payments in joint facilities that congestion in 1995 prevented us from receiving ($.7 million).

           Operating income for 1996 decreased by $2.4 million or 1.1% to $219.5 million for the reasons cited above.

           On October 3, 1996, ICR sold its investments in an industry-captive insurance company, RAIL, Inc., which resulted in a one-time gain, recorded as Other Income, Net, of approximately $7 million.

           Net interest expense of $26.5 million for 1996 increased .8% compared to $26.3 million in 1995. The 1996 expense includes $3.6 million from increased borrowings to support the $109.9 million transferred from ICR in June 1996 in connection with the Corporation's acquisition of CCP Holdings, Inc. ("CCPH"). Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.

Liquidity and Capital Resources

Operating Data ($ in millions):
                                             1997         1996         1995
                                             ----         ----         ----
Cash flows provided by (used for):
     Operating activities...............    $184.3       $165.0       $168.2
     Investing activities................   (117.0)      (226.1)      (122.8)
     Financing activities................    (85.4)       104.4        (54.6)
                                           --------      ------       -------
     Net change in cash and  temporary
      cash investments...................   $(18.1)      $ 43.3      $  (9.2)
                                            =======       ======     ========

     Cash from operating activities in 1997, 1996 and 1995 was primarily net income before depreciation, deferred taxes and extraordinary item.

Investing Data

     Additions to property were as follows ($ in millions):

                                           1997          1996             1995
                                           ----          ----             ----

         Communications and signals..   $  10.1      $   12.1          $ 10.7
         Equipment/rolling stock.....      19.9          27.7            30.3
         Track and bridges...........      65.7          53.9            47.0
         Other.......................      15.2          25.2             9.6
                                       --------      --------         -------
                 Total...     .......    $110.9        $118.9           $97.6
                                         ======        ======           =====

         Expenditures for CN Terminal were $2.0 million included in other for 1997 and $3.3 million and $16.8 million included in track and bridges, and other, respectively, in 1996. In 1996 and 1995 capital expenditures exceeded original estimates as several opportunities to acquire equipment were acted upon in accordance with ICR's strategy of owning more of its equipment. Property retirements and removals generated proceeds of $4.9 million, $6.0 million, and $5.4 million in 1997, 1996 and 1995, respectively.

         ICR anticipates that capital expenditures for 1998 will be approximately $88.6 million. Replacement expenditures of $79.3 million will concentrate on track maintenance, bridges and freight car upgrades. Productivity and expansion expenditures will total $9.3 million. These expenditures are expected to be met from current operations or other available sources.

Financing Activities

         For the three years ended December 31, 1997, ICR has paid $273.9 million in dividends to the Corporation ($62.9 million in 1997, $103.3 million in 1996 and $107.7 million in 1995). Included in the 1996 dividends to the Corporation is the March 1996 transfer by ICR of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

         ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by the $250 million ICR Revolver (see below).
 At December 31, 1997, Standard & Poor's Corporation ("S&P"), Moody's Investor Services ("Moody's") and Fitch Investors Service ("Fitch") have rated the commercial paper A2, P2 and F2, respectively. At December 31, 1997, no amounts were outstanding. The average interest rate on commercial paper outstanding for the year ended December 31, 1997, was 5.68% with a range of 5.68% to 5.69%. ICR's public debt is rated BBB by S&P and Baa2 by Moody's. Each of S&P, Moody's and Fitch have placed ICR's debt on credit watch negative as a result of the recently announced merger of the Corporation and Canadian National Railway. (See
Item 7. "Managements Discussion and Analysis of financial conditions and Results of Operations - Significant Developments-Canadian National Tender Offer")

         In 1994, ICR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. This agreement was terminated on January 8, 1998. At December 31, 1997, $45 million had been sold pursuant to the agreement. Costs related to the agreement fluctuated with changes in prevailing interest rates.
These costs, which are included in other income (expense), net, were $3.0 million, $2.9 million and $3.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         ICR has a $250 million revolver ("ICR Revolver") with its bank lending group which expires in 2001. Fees and borrowing spreads are predicated on ICR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility. At December 31, 1997, there were no borrowings or letters of credit issued under the ICR Revolver.

         Certain covenants of ICR's debt agreements require specific levels of tangible net worth but not a specific dividend restriction. At December 31, 1997, ICR exceeded it's tangible net worth covenants by $32.0 million. ICR was in compliance with all covenants at December 31, 1997, and does not contemplate any difficulty maintaining such compliance.

         Throughout 1996 and 1995, ICR was active in the public debt market, issuing bonds and medium-term notes ("MTN's"). In December 1996, ICR issued $125 million aggregate amount of 100- year 7.7% debentures, due September 15, 2096. These bonds may not be redeemed until 2026 and then only at a premium which declines to par in 2056. In 1995, $100 million 7.75% non-callable 10- year notes due May 2005 ("2005 Notes") were issued. (See below.) A total of $230 million in MTN's were issued over the two years as follows ($ in millions):

      Principal                                   Year
       Amount           Coupon           Issued           Matures

       $20              6.27%             1995             1998
        30              6.83              1995             2000
        50              6.98              1996             2007
        50              7.12              1996             2001
        30              6.85              1996             1999
        50              6.72              1996             2001

         ICR has a shelf registration from 1996 which can be used to issue an additional $70 million in MTN's or other debt until 2000. Currently, there are no plans to issue additional debt but replacing maturing MTN's, capital investments and other ventures could necessitate use.

         In 1995, ICR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the 2005 Notes and $40 million from existing lines of credit. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax. The line of credit borrowings were replaced with the proceeds of MTN's.

         The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, the Company believes it has access to the public debt market if needed.

Year 2000 Conversion

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Many of ICR's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, ICR determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. ICR presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are delayed, the Year 2000 Issue could have a material impact on the operations of ICR.

         ICR has initiated formal communications with all of its suppliers and large customers to determine the extent to which ICR is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the ICR's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with ICR's systems, would not have material adverse effect on ICR.

         In October 1997, ICR entered into an agreement to replace approximately 40 percent of its non- Year 2000 compliant programs with new software and will utilize both internal and external resources to replace and test the software for Year 2000 modifications. ICR began converting its remaining computer systems with internal resources in 1997. ICR expects to spend approximately $8.5 million to $10.0 million from 1997 through 1999 to modify and replace its computer systems. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software. ICR plans to complete conversion of non-Year 2000 compliant programs during 1998. However, user acceptance testing will continue into 1999. Installation of new software programs should be completed during the first quarter of 1999. The total cost of the project is being funded through operating cash flows. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Accordingly, ICR does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount of spending in 1997 was approximately $2.3 million.

         The costs of the project and the date on which ICR plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Miscellaneous

         ICR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 50% of ICR's short-term diesel fuel requirements through June 1998 are protected against significant price changes.

         ICR has paid approximately $3 million in 1996 and $6 million in each of 1995 and 1994 for severance, lump sum signing awards and other costs associated with various labor agreements. Under the terms of local bargaining agreements, wages will rise 3%-4% per year.

         In October 1996, the Brotherhood of Maintenance of Way Employees membership ratified a new agreement which settles wage and work rules through 1999. In February and May 1997, the United Transportation Union ("UTU") and Brotherhood of Locomotive Engineers, respectively, ratified new agreements which settle wage and work rule issues through 2000. The agreements are similar to the nationally negotiated agreements in effect with other Class I carriers. The main distinction is timing of the various lump sum payouts and scheduled wage increases.


Environmental Liabilities

         ICR's operations are subject to comprehensive environmental regulation by federal, state and local authorities. Compliance with such regulation requires the Corporation to modify its operations and expend substantial manpower and financial resources.

         Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), and similar state and federal laws, ICR is potentially liable for the cost of clean-up of various contaminated sites. ICR generally participates in the clean-up at sites where other substantial parties share responsibility through cost-sharing arrangements, but under Superfund and other similar laws ICR can be held jointly and severally liable for all environmental costs associated with such sites.

         ICR is aware of approximately 22 contaminated sites at which it is probably liable for some portion of any required clean-up. Of these, 14 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million in clean-up costs. At three of these sites other parties are expected to contribute the majority of the costs incurred. ICR paid approximately $.6 million toward the investigation and remediation at all sites in 1997, and anticipates similar expenditures annually.

         For all known sites of environmental contamination where ICR loss or liability is probable, ICR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of ICR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1997, ICR estimated the probable range of its liability to be $9.1 million to $45 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $9.1 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

         The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically ICR leased substantial amounts of property to industrial tenants, and ICR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that ICR will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on ICR`s financial position, results of operations, cash flow or liquidity.

Litigation

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. (See Part I. Item 3 - Legal Proceedings). ICR believes the verdict has no basis and intends to continue to challenge it vigorously.

         While the final outcome of this proceeding cannot be determined, in the opinion of management, based on present information, the ultimate resolution of this case will not have a material adverse effect on the ICR's financial position, results of operations, cash flow or liquidity.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The new statement is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 130 will require restatement of prior years' statements to report any applicable comprehensive income.

         In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 131 will require presentation of any applicable segment information for each year that is reported.

         In February 1998, the FASB released SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The new statement is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 132 will require restatement of disclosures for each year that is reported.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 30 of this Report.

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

            See Index to Consolidated Financial Statements on page 30 of this Report.

       2.   Financial Statement Schedules:

            See Index to Financial Statement Schedules on page F-26 of this Report.

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

                                          ILLINOIS CENTRAL RAILROAD COMPANY

                                        By:  /s/ JOHN V.  MULVANEY
                                                   John V.  Mulvaney
                                      Vice President and Chief Financial Officer
                                          Date:  March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                  Title(s)                        Date

/s/ GEORGE D. GOULD       Chairman of the Board and Director     March 27, 1998
-----------------------
    George D. Gould

/s/ JOHN D. MCPHERSON    President and Chief Executive Officer   March 27, 1998
-----------------------
    John D. McPherson   (principal executive officer), Director

/s/ JOHN V.  MULVANEY           Vice President                   March 27, 1998
-----------------------    and Chief Financial Officer
    John V.  Mulvaney     (principal financial officer), Director


/s/ DOUGLAS A.  KOMAN           Controller                       March 27, 1998
-----------------------     (principal accounting officer)
    Douglas A.  Koman

/s/  RONALD A. LANE              Director                        March 27, 1998
-----------------------
     Ronald A. Lane

/s/ DONALD H. SKELTON            Director                        March 27, 1998
-----------------------
    Donald H. Skelton

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



                              FINANCIAL STATEMENTS

                         SUBMITTED IN RESPONSE TO ITEM 8

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page

Report of Independent Public Accountants.......................... F-1

Consolidated Statements of Income for the three years ended
  December 31, 1997............................................... F-2

Consolidated Balance Sheets at December 31, 1997 and 1996......... F-3

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1997............................................... F-4

Consolidated Statements of Stockholder's Equity and Retained
  Income for the three years ended December 31, 1997.............. F-5

Notes to Consolidated Financial Statements for the three years ended December 31, 1997......................................... F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central Railroad Company:

         We have audited the accompanying consolidated balance sheets of Illinois Central Railroad Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholder's equity and retained income for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Central Railroad Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                                          ARTHUR ANDERSEN LLP


Chicago, Illinois
January 19, 1998
(except with respect to
 the matter discussed in
 Note 2, as to which the
 date is February 10, 1998)

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Income
                                ($ in millions)



                                             Years Ended December 31,
                                             1997       1996       1995
 Revenues                                  $622.5    $ 617.2    $ 645.3

 Operating expenses:
    Labor and fringe benefits               185.6      181.9      194.8
    Leases and car hire                      51.1       56.7       58.8
    Diesel fuel                              33.3       34.6       33.2
    Materials and supplies                   33.2       31.2       35.0
    Depreciation and amortization            33.1       31.0       30.9
    Casualty, insurance and losses           15.6       11.4       17.4
    Other taxes                              19.6       16.9       18.2
    Other                                    23.1       34.0       35.1
 Operating expenses                         394.6      397.7      423.4

 Operating income                           227.9      219.5      221.9

 Other income, net                            6.6        9.9        2.7
 Interest expense, net                      (28.2)     (26.5)     (26.3)

 Income before income taxes and
  extraordinary item                        206.3      202.9      198.3
 Provision for income taxes                  70.1       76.3       67.1

 Income before extraordinary item           136.2      126.6      131.2
 Extraordinary item, net                      -          -        (11.4)
 Net income                                $136.2    $ 126.6    $ 119.8




The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in millions)

                                                  December 31,     December 31,
                       ASSETS                        1997             1996
  Current assets:
       Cash and temporary cash investment      $   28.2            $   46.3
       Receivables, net of allowance for
         doubtful accounts
         of $.9 in 1997 and $1.3 in 1996          100.6                84.4
       Loans to affiliates                          4.9                14.9
       Materials and supplies, at average cost     15.3                17.3
       Deferred income taxes - current             17.5                18.1
       Other current assets                         5.0                 7.8
            Total current assets                  171.5               188.8

  Investments                                      12.1                11.7

  Loans to affiliates                             160.9               138.2

  Properties:
     Transportation:
        Road and structures, including land     1,193.7             1,118.0
        Equipment                                 173.7               165.2
     Other, principally land                       41.3                41.5
        Total properties                        1,408.7             1,324.7
     Accumulated depreciation                     (45.8)              (38.4)
        Net properties                          1,362.9             1,286.3

  Other assets                                     23.6                20.9
            Total assets                       $1,731.0            $1,645.9

                  LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
       Current maturities of long-term debt    $   22.7            $    2.8
       Accounts payable                            53.1                56.3
       Dividends payable                            -                   -
       Income taxes payable                         -                   1.2
       Casualty and freight claims                 12.7                20.9
       Employee compensation and vacations         19.1                18.4
       Taxes other than income taxes               16.4                15.4
       Accrued redundancy reserves                  3.9                 4.3
       Other accrued expenses                      80.1                72.6
            Total current liabilities             208.0               191.9

  Long-term debt                                  552.4               590.3
  Deferred income taxes                           302.9               263.5
  Other liabilities and reserves                  111.7               117.5

  Contingencies and commitments (Note 13)

  Stockholder's equity:
       Common stock authorized, issued
          and outstanding
         100 shares, $1 par value                   -                   -
       Additional paid-in capital                 129.6               129.6
       Retained income                            426.4               353.1
           Total stockholder's equity             556.0               482.7
           Total liabilities and stock-
           holder's equity                    $ 1,731.0            $ 1,645.9

The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Statements of
                                   Cash Flows
                                ($ in millions)


                                                     Years Ended December 31,
                                                  1997        1996        1995
 Cash flows from operating activities :
    Net income                                 $ 136.2     $ 126.6     $ 119.8
    Reconciliation of net income to net cash
       provided by (used for) operating activities :
          Extraordinary item, net                  -           -          11.4
          Depreciation and amortization           33.1        31.0        30.9
          Deferred income taxes                   39.9        31.5        24.5
          Equity in undistributed earnings of
             affiliates,
             net of dividends received            (0.9)       (0.5)       (0.8)
          Net gains on sales of real estate       (0.6)       (1.6)       (0.1)
          Cash changes in working capital        (15.1)       (9.0)       (8.3)
          Changes in other assets                 (2.8)       (6.4)       (2.0)
          Changes in other liabilities and
             reserves                             (5.5)       (6.6)       (7.2)
             Net cash provided by operating
             activities                          184.3       165.0       168.2

 Cash flows from investing activities :
    Additions to properties                     (110.9)     (118.9)     (97.6)
    Proceeds from sales of real estate             2.4         3.0         2.5
    Proceeds from equipment sales                  2.5         3.0         2.9
    Proceeds from sales of investments             0.6         2.3         0.7
    Loans to affiliates                          (12.7)     (114.5)      (26.9)
    Other                                          1.1        (1.0)       (4.4)
             Net cash (used for) investing
             activities                         (117.0)     (226.1)     (122.8)

 Cash flows from financing activities :
    Proceeds from issuance of debt                 0.9       255.0       250.0
    Principal payments on debt                    (3.4)       (9.6)     (238.7)
    Net proceeds (payments)  -  Commercial Paper (20.0)      (37.0)       42.0
    Dividends paid                               (62.9)     (103.3)     (107.7)
    Purchase of subsidiary's common stock          -          (0.7)       (0.2)
             Net cash provided by (used for)
              financing activities               (85.4)      104.4       (54.6)
 Changes in cash and temporary cash investments  (18.1)       43.3        (9.2)
 Cash and temporary cash investments at
   beginning of year                              46.3         3.0        12.2
 Cash and temporary cash investments at end
   of year                                     $  28.2     $  46.3     $   3.0

 Supplemental  disclosure  of cash flow  information : Cash paid during the year for:
       Interest (net of amount capitalized)    $  38.1     $  28.5     $  30.8
       Income taxes                            $  32.5     $  53.2     $  31.0

The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
      Consolidated Statements of Stockholder's Equity and Retained Income


                              Shares               Equity ($ in millions)
                                                                     Total
                                                 Additional          Stock-
                               Common   Common   Paid-in   Retained  holder's
                               Share    Stock    Capital   Income    Equity

  Balance December 31, 1994     100   $   -     $ 129.1   $ 263.3   $ 392.4

  Capital contribution                              0.5                 0.5

  Dividends                                                 (47.7)    (47.7)

  Net income                                                119.8     119.8

  Balance December 31, 1995     100         -     129.6     335.4     465.0


  Dividends                                                (108.9)   (108.9)

  Net income                                                126.6     126.6

  Balance December 31, 1996     100         -     129.6     353.1     482.7

  Dividends                                                 (62.9)    (62.9)

  Net income                                                136.2     136.2

  Balance December 31, 1997     100   $     -   $ 129.6   $ 426.4   $ 556.0



The following notes are an integral part of the consolidated financial statements.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.       ICR

         Illinois Central Corporation (the "Corporation"), a holding company, was incorporated under the laws of Delaware. The Corporation, through its wholly-owned subsidiaries, including the Illinois Central Railroad Company ("ICR"), is principally engaged in the rail freight transportation business. ICR operates 2,600 miles of main line track between Chicago and the Gulf of Mexico, primarily transporting chemicals, grain and milled grain, coal, paper and intermodal commodities.

2.       Subsequent Event

         On February 10, 1998, the Corporation and Canadian National Railway Company ("CN") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Purchaser"), a wholly owned subsidiary of CN, commenced a tender offer (the "Offer") to purchase approximately 75% of the outstanding shares of the Corporation's Common Stock (the "Shares") at a price of $39.00 per share. Following completion of the Offer and subject to satisfaction of customary conditions, the Purchaser will be merged with and into the Corporation (the "Merger") and each Share not purchased in the Offer will be converted into the right to receive an amount of CN common stock equal to the fraction obtained by dividing (1) $39.00 by (2) the average closing price of the CN common stock (the "Average Closing Price") over the 20 day trading period ending two trading days prior to the effective time of the Merger; provided that if such Average Closing Price is less than $43.00, then the Average Closing Price will be deemed to be $43.00 and if such Average Closing Price is greater than $64.50, then the Average Closing Price will be deemed to be $64.50. Pursuant to the Merger Agreement, if less than 75% of the shares are tendered, the Shares outstanding prior to the Merger will be converted into the right to receive a prorated amount of stock and cash in order to ensure that the overall aggregate consideration consists of 75% cash and 25% stock.

         Simultaneously with the purchase of shares pursuant to the Offer, the shares purchased will be deposited in an independent, irrevocable voting trust while CN and the Corporation await review of the transaction by the STB.

         Pursuant to the Merger Agreement, subject to consultations with the Corporation and after giving good faith consideration to the views of the Corporation, CN shall have final authority over the development, presentation and conduct of the STB case, including over decisions as to whether to agree to or acquiesce in conditions. The Corporation shall take no regulatory or legal action in connection with the STB without CN's consent. The STB could impose conditions or restrictions as it relates to CN's acquisition of control of the Corporation. If the STB does not approve CN's acquisition of control of the Corporation or CN deems any conditions imposed by the STB unacceptable, CN would have the obligation to sell all the Corporation common shares held by the voting trust. Neither the acquisition of the Corporation shares pursuant to the tender offer nor the merger will be subject to STB approval of the combination.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The  Corporation's  Board of  Directors  has  unanimously  approved the
Merger  Agreement  and  the  transactions   contemplated  and  recommended  that
stockholders accept the Offer and tender their shares.

         The Offer was successfully concluded on March 13, 1998 when the Purchaser received tenders for in excess of 75% of outstanding shares.

         Under change in control provisions of various compensation plans, including Incentive 2000 Plan and Employment Security Agreements, the Corporation will be required to make payments to certain employees under certain conditions. The change in control payment under Incentive 2000 Plan is approximately $11 million. The amount that may be paid under Employment Security Agreements, if any, is not determinable at the time of filing.

         With the change in control the Employee Stock Purchase Plan and the Management Employee Discounted Stock Purchase Plan were terminated.

3.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of the ICR and its subsidiaries. Significant investments in affiliated companies are accounted for by the equity method. Transactions between consolidated companies have been eliminated in the accompanying consolidated financial statements.

         Properties

         Depreciation is computed by the straight-line method and includes depreciation on properties under capital leases. ICR uses the composite method of depreciation for track structure, other road property, and equipment. In the case of routine retirements, removal costs less salvage recovery are charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expense.

         The approximate ranges of annual depreciation rates for major property classifications railroads are as follows:

         Road properties.............................         1%-8%
         Transportation equipment....................         2%-5%

         ICR's  rates  were   approved  by  the   predecessor   of  the  Surface
Transportation Board ("STB"), an independent agency of the Department of Transportation.

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

         Income Per Share

         Income per share has been omitted as ICR is a wholly-owned subsidiary of IC.

         Derivative Financial Instruments

         ICR has only limited involvement with derivative financial instruments and does not use them for trading purposes. ICR has entered into various diesel fuel collar agreements with the objective of mitigating significant fluctuations in fuel prices. Premiums paid for the purchase of these agreements are amortized to fuel expense over the terms of the agreements. Unamortized premiums are included in Other Assets in the Consolidated Balance Sheets. Amounts receivable or payable under the collar agreements are accrued as increases or decreases to Diesel Fuel Expense. See Note 7.

         Casualty Claims

         ICR  accrues  for  injury  and  damage  claims  based  on   actuarially
determined estimates of the ultimate costs associated with asserted claims and claims incurred but not reported.

         Stock-Based Compensation

         ICR has elected to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), for disclosure purposes only. ICR accounts for compensation under its Long-Term Incentive Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 14.

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


4.       Extraordinary Item

         In 1995, ICR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax. The loss resulted from the premium paid, the write-off of unamortized financing fees and costs associated with the prepayment. See Note 9.

5.       Other Income (Expense), Net

         Other income (expense), net consisted of the following ($ in millions):

                                                       Years Ended December 31,
                                                      1997       1996      1995
                                                      ----       ----      ----

Rental income, net...............................     $2.5       $2.3      $3.5
Net gains  (losses) on sales of real estate......       .6        1.6       (.1)
Equity in undistributed
   earnings of affiliates........................      1.6         .8        .9
Sales of accounts receivable   (see Note 10).....     (3.0)      (2.9)     (3.2)
Grant of permanent easement (see below)..........      3.3        -         -
Sale of RAIL (see below).........................      -          7.3       -
Other, net.......................................      1.6         .8      (1.6)
                                                      ----       ----      ----
   Other income (expense), net...................     $6.6       $9.9      $2.7
                                                      =====      =====     ====

          On September 30, 1997, ICR granted a permanent easement for development of right of way property for signboard use. On October 3, 1996, ICR sold its investment in an industry captive insurance company which resulted in a one-time gain of approximately $.07 per share.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

6.       Supplemental Cash Flow Information

         Cash changes in components of working capital, exclusive of current maturities of long-term debt, included in the Consolidated Statements of Cash Flows were as follows ($ in millions):

                                                   Years Ended December 31,
                                               1997         1996           1995
                                               ----         ----           ----

Receivables, net.......................      $(16.2)      $ (5.1)       $(14.1)
Materials and supplies.................         1.9         (2.4)           .8
Other current assets...................         3.4         (5.3)           .6
Accounts payable.......................        (3.2)         4.9          (3.5)
Income taxes payable...................        (1.8)        (8.4)         13.3
Accrued redundancy reserve.............         (.4)          -           (2.5)
Other current liabilities..............         1.2          7.3          (2.9)
                                              -----        -----        -------
    Cash changes in working capital....      $(15.1)       $(9.0)      $  (8.3)
                                             =======       ======      ========

        ICR recorded capital leases of $4.3 million and $7.1 million covering 40 locomotives and 328 freight cars in 1997 and 1995, respectively. See Note 8 for the present value of the minimum lease payments.

7.      Materials and Supplies

        Materials and supplies, valued using the average cost method, primarily consist of track material, switches, car and locomotive parts and fuel.

        As of December 31, 1997, ICR was party to three diesel fuel collar agreements under which the Company receives or makes monthly payments based on the monthly average price for Heating Oil Gulf Coast (Pipeline) Platt's Oilgram("Contract Price"), which was $.482 per gallon for December 1997. Under the agreement, ICR receives or makes monthly payments on 3,000,000 notional gallons based on the excess of the Contract Price over $.60 per gallon or the deficiency of the Contract Price under $.4825 to .4690 per gallon.

8.      Leases

        As of December 31, 1997, ICR leased 7,423 and 132 of its freight cars and locomotives, respectively. These leases expire between 1998 and 2007. Under the terms of many of its lease agreements, ICR has the right of first refusal to purchase, at the end of the lease term, certain cars and locomotives at or below fair market value. ICR also leases office facilities, computer equipment and vehicles.

        Net obligations under capital leases at December 31, 1997 and 1996, included in the Consolidated Balance Sheets were $15.7 million and $14.4 million, respectively. The gross assets under capitalized leases were $32.6 million and $30.0 million at December 31, 1997 and 1996, respectively, and are included in properties in the Consolidated Balance Sheets.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         At December 31, 1997, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):

                                                 Capital      Operating
                                                 Leases        Leases

1998...................................          $ 3.7          $ 38.2
1999...................................            3.7            33.3
2000...................................            3.2            19.2
2001...................................            3.0            16.9
2002...................................            2.3            15.3
Thereafter.............................            4.6            76.9
                                                 -----          ------
    Total minimum lease payments.......          $20.5          $199.8
                                                                ======

Less: Imputed interest.................            4.8
                                                ------
    Present value of minimum payments..          $15.7
                                                ======

        Total rent expense applicable to noncancellable operating leases amounted to $32.6 million in 1997, $38.8 million in 1996 and $32.4 million in 1995. Most of the leases provide that ICR pay taxes, maintenance, insurance and certain other operating expenses.

9.      Long-Term Debt and Interest Expense

        Long-term debt at December 31, consisted of the following ($ in millions):

                                                                   1997    1996

Equipment obligations, due annually to 2007, 6.11% to 7.7%.... $     .9  $   -
Debentures and other debt, due 1998 to 2056, 4.5% to 5.0%.....      9.6     9.9
Debentures, due 2096, 7.7%....................................    125.0   125.0
Commercial paper, at average interest rate 5.67 in 1997
and 5.61% in 1996                                                    -     20.0
Notes, due 2003, 6.75%........................................    100.0   100.0
Notes, due 2005, 7.75%........................................    100.0   100.0
Medium term notes, due 1998 to 2007, 6.72% to 7.12%...........    210.0   230.0
Capitalized leases (see Note 8)...............................     13.2    11.9
Unamortized discount, net ...................................     (6.3)    (6.5)
                                                                -------  -------

             Total long-term debt.............................   $552.4  $590.3
                                                                 ======  ======

        At December 31, 1997, the aggregate annual maturities and sinking fund requirements for debt payments for 1998 through 2003 and thereafter were $22.7 million, $32.8 million, $32.4 million, $102.5 million, $2.0 million, $101.2 million and $281.5 million, respectively. The weighted-average interest rate for 1997 and 1996 on total debt excluding the effect of discounts, premiums and related amortization was 7.1% and 7.1%, respectively.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

        In December 1996, ICR issued $125 million aggregate amount of 100-year, 7.7% debentures due September 15, 2096. These bonds may not be redeemed until 2026 and then only at a premium which declines to par in 2056.

        In 1995, ICR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the $100 million 7.75% 10-year notes due May 2005 and $40 million from existing lines of credit.

        ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver. (the "ICR Revolver"). See below.

        The $250 million ICR Revolver expires in 2001. ICR pays an annual fee of 15 basis points on the ICR Revolver and the Eurodollar offered rate plus 22.5 basis points for any borrowings. The ICR Revolver may be used as backup for commercial paper and for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility. As of December 31, 1997, no amounts were drawn under the ICR Revolver and no letters of credit were issued.

        Various borrowings of ICR's subsidiaries are governed by agreements which contain certain affirmative and negative covenants customary for facilities of this nature including restrictions on additional indebtedness, investments, guarantees, liens, distributions, sales and leasebacks, and sales of assets and capital stock. Some also require satisfaction of certain financial tests, including a leverage ratio, an earnings before interest and taxes to interest charges ratio, and minimum consolidated tangible net worth requirements. See Note 13.

        Interest expense, net consisted of the following ($ in millions):

                                                Years Ended December 31,
                                            1997          1996         1995
                                            ----          ----         ----

Interest expense........................   $43.1          $34.3        $30.4
Less:
   Interest capitalized ................     1.5            1.7          1.3
   Interest income......................    13.4            6.1          2.8
                                          ------        -------      -------
Interest expense, net...................   $28.2          $26.5        $26.3
                                           =====          =====        =====

10.     Receivables

         ICR had entered into a revolving agreement, which was terminated on January 8, 1998, to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allowed for sales of accounts receivable up to a maximum of $50 million at any one time. At December 31, 1997, $45 million had been sold pursuant to the agreement. Costs related to the agreement fluctuated with changes in prevailing interest rates. These costs, which are included in other income (expense), net, were $3.0 million, $2.9 million and $3.2 million for 1997, 1996 and 1995 respectively.

11.     Benefit Plans

        All  employees of ICR are covered under the Railroad  Retirement  System
instead   of  Social   Security.   Additionally,   various   retirement   plans,
postemployment benefits and postretirement benefits are provided.

        Retirement Plans.

        ICR has two qualified plans permitting participants to make "pre-tax" contributions of their salary up to Internal Revenue Code limitations and each contains a company match provision. The ICR union plan, which started in mid-1995, allows union employees covered by local contracts to participate. ICR matches 25% of the first 4% of salary deferral. The management employee plan matches 50% of the first 6% of salary deferral. The management plan also contains a separate defined contribution portion of 2% of each employee's salary. Expenses related to both plans were $1.5 million, $1.2 million, and $1.1 million in 1997, 1996 and 1995, respectively. All ICR contributions are fully vested upon contribution.

        ICR also has a supplemental executive retirement plan ("SERP") which covers officers and certain other management employees. The SERP provides for a monthly benefit equal to 35% of a participant's final average compensation as defined in the plan. The monthly benefit is subject to offsets such as employer contributions to the 401(k) plan. The plan was adopted in 1994. The cost was not material in the three years ended December 31, 1997.

        Salary Deferral Plans. In addition to the 401(k) plan, all officers and certain other management employees may elect to defer up to 50% of base salary and 100% of annual bonus. Participant deferrals are fully vested and earn interest at a specified, variable rate. Approximately $.3 million, $1.1 million and $.5 million were deferred in 1997, 1996 and 1995, respectively.

        Unfunded Plan. ICR has an unfunded plan whereby 10% of an officer's combined salary and bonus in excess of a wage offset factor ($109,000 in 1997) is accrued and earns interest at a specified, variable rate. Amounts accrued are paid when the employee leaves the Company, normally at retirement. Expenses for this plan were $.4 million in each of 1997, 1996 and 1995.

        Postemployment   Benefit  Plans.  ICR  provides  certain  postemployment
benefits such as long-term salary continuation and waiver of medical and life insurance co-payments while on long-term disability.

         Postretirement Plans. In addition to retirement plans, ICR has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union- represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected medical cost inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. ICR's contribution will be fixed at the 1999 year end rate for all subsequent years. Salaried retirees are covered by a life insurance plan which provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65. All benefits under this plan terminate in 1998. There are no plan assets and ICR funds these benefits as claims are paid.

        The accumulated postretirement benefit obligations ("APBO") of the postretirement plans were as follows ($ in millions):

                                                             December 31,
                                                          1997             1996
                                                   ---------------------   ----
                                                   Medical  Life   Total  Total
Accumulated postretirement benefit obligation:
        Retirees.................................   $12.6   $2.1   $14.7  $15.1
        Fully eligible active
          plan participants   ...................      .7      -      .7     .7
        Other active plan participants...........     3.9      -     3.9    3.3
                                                  -------   -----   ----    ----
                  Total APBO.....................   $17.2   $2.1    19.3    19.1
                                                    =====   ====

        Unrecognized net gain....................                   16.5   18.3
                                                                    ----   -----
        Accrued liability for
        postretirement benefits..................                  $35.8   $37.4
                                                                   =====  =====

        The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at December 31, 1996. As a result of the change in general interest rates on high quality fixed rate investments in 1997, ICR decreased the weighted-average discount rate to 7.25% as of December 31, 1997. The change in rates resulted in approximately $.7 million actuarial loss. The actuarial gains and losses along with actual experience gains, primarily fewer claims and lower medical rate inflation, resulted in a total $16.5 million unrecognized net gain as of December 31, 1997. In accordance with SFAS No. 106, the excess gain is subject to $1.1 million annual amortization based on an amortization period of approximately 13 years. The components of the net periodic postretirement benefits cost were as follows ($ in millions):

                                                     Years Ending December 31,
                                                     1997               1996
                                                    -----              -----
Service costs..........................            $  .2            $    .1
Interest costs.........................              1.3                1.4
Net amortization of excess gain........             (1.1)              (1.2)
                                                   ------            ------
Net periodic postretirement
  benefit costs........................            $  .4            $    .3
                                                   =====            =======

         The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 10.0% for 1998 and is assumed to decrease gradually to 6.25% by 2002 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, the plan limits annual inflation for ICR's portion of such costs to 9.5% each year and caps ICR's contribution at the actual 1999 level. Therefore, an increase in the assumed health care cost trend rates by one percentage point in each year would have no impact on ICR's accumulated postretirement benefit obligation for the medical plans as of December 31, 1997, or the aggregate of the service and interest cost components of net periodic postretirement benefit expense in future years.

12.     Provision for Income Taxes

        The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):

                                                Years Ended December 31,
                                           1997            1996           1995
                                           ----            ----           ----
Current income tax:
  Federal...............................   $27.1          $39.9         $38.1
  State.................................     3.1            4.9           4.5
Deferred income taxes...................    39.9           31.5          24.5
                                          ------         ------         -----
Provision for income taxes..............   $70.1          $76.3         $67.1
                                           =====          =====         =====

         The effective income tax rates for the years ended December 31, 1997, 1996 and 1995, were 34%, 38% and 34%, respectively. See Note 4 for the tax benefits associated with the 1995 extraordinary loss.

         At December 31, 1997, ICR for tax or financial reporting purposes had no Federal net operating loss carryovers.

         In 1996 and 1995 tax benefits of $1.8 million and $4.3 million, respectively, were recorded to reflect the favorable resolution of prior-period tax issues.

         The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and the income taxes computed at the statutory rate are summarized below ($ in millions):

                                           Years Ended December 31,
                                      1997              1996           1995
                                --------------      -------------   -----------
Expected tax expense computed
 at statutory rate............. $72.2      35%     $71.0      35%   $69.4    35%
Dividends received exclusion...   (.2)      -        (.1)      -      (.1)    -
State income taxes, net
 of federal tax effect.........   5.5       3        5.9       3      5.4     3
Charitable contribution of
 property......................  (4.1)     (2)         -       -        -     -
Favorable resolution of
 prior period tax issues.......     -       -       (1.8)     (1)    (4.3)   (2)
Other items, net...............  (3.3)     (2)       1.3       1     (3.3)   (2)
                                ------    ----      -------  ----   ------  ----
Provision for income taxes..... $70.1      34%      $76.3     38%   $67.1    34%
                                =====      ===      =====    ====   =====    ===

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

         Deferred income taxes consisted of the following ($ in millions):

                                                     December 31,
                                            1997                      1996
                                            ----                      ----

Deferred tax assets..................   $   66.8                  $   71.7
Less: Valuation allowance............       (1.5)                     (1.5)
                                        ---------                  --------
Deferred tax assets,
    net of valuation allowance.......       65.3                      70.2
Deferred tax liabilities.............     (350.7)                   (315.6)
                                        ---------                  --------
Deferred income taxes................    $(285.4)                  $(245.4)
                                         ========                  ========

         The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

         Major types of deferred tax assets are: reserves not yet deducted for tax purposes ($56.0 million) and safe harbor leases ($10.2 million). Major types of deferred tax liabilities are: accelerated depreciation ($324.4 million), land basis differences ($10.7 million) and debt marked to market ($2.1 million).

         The Company and its subsidiaries have a tax sharing agreement whereby each subsidiary's federal income tax and state income tax liabilities are determined on a separate company income tax basis as if it were not a member of the Company's consolidated group, with no benefit for net operating losses or credit carryovers from prior years.

13.     Equity and Restrictions on Dividends

        ICR paid dividends to the Corporation of $62.9 million in 1997, $103.2 million in 1996 and $107.7 million in 1995. Certain covenants of ICR's Revolver require specific levels of tangible net worth but not a specific dividend restriction. At December 31, 1997, ICR's tangible net worth exceeded the required level by approximately $32.0 million. In January and March 1998, ICR declared and paid a dividend of $19.0 and $15.6 million, respectively, to the Corporation.

        For the year ended December 31, 1995, the Corporation made a capital contribution of $.5 million to ICR which was equivalent to the vested portion of the restricted the Corporation common stock granted to various ICR employees.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


14.      Stock Based Compensation

         The Corporation grants stock options to employees of ICR under the Corporation's 1990 Long- Term Incentive Plan and the employees of ICR also participate in two stock purchase plans to acquire the Corporation Common Stock. ICR accounts for these plans under APB Opinion 25 under which no compensation cost has been recognized.

         Under the Corporation 1990 Long-Term Incentive Plan employees of ICR can receive incentive options, award stock appreciation rights, restricted stock and restricted stock units, dividend equivalents and other stock-based awards. The exercise price of an option to employees is limited to fair market value. Awards, vest ratably over four years and expire 10 years from date of grant.

         In 1994, an employee of ICR was awarded 22,500 shares of restricted stock. No cash payments are required by the individuals. Shares awarded may not be sold, transferred, or used as collateral by the holders until the shares awarded become free of the restrictions. Restrictions lapse over a four-year period. All shares still subject to restrictions will be forfeited and returned to the plan if the employee's relationship with ICR is terminated. No shares were forfeited in 1996. A total of 4,125 shares and 150 shares were forfeited in 1995 and 1994, respectively. If the employee becomes disabled, or dies, or a change in control occurs during the vesting period, the restrictions lapse at that time. In connection with early retirements, 43 and 7,632 shares vested in 1996 and 1995, respectively. The compensation expense resulting from the award of restricted stock is valued at the closing market price of the Corporation's Common Stock on the date of the award, recorded as a reduction of Stockholder's Equity, and charged to expense evenly over the vesting period. Compensation expense, recorded by ICR, was $.2 million, $.8 million and $1.2 million in 1997, 1996 and 1995, respectively.

         The Corporation has two stock purchase programs. The basic program is open to all ICR employees and permits them to acquire the Corporation common stock via payroll deductions. The other plan is the Discounted Stock Purchase Plan ("Discounted Plan"). Only ICR management employees are eligible to participate in the Discounted Plan which provides for the investment of up to 15% of an eligible employee's salary in the common stock of the Corporation at a 15% discount. A participant must continue employment with the Corporation or its subsidiaries for two years to retain the 15% discount, and, during that period, the shares will be held by the plan's administrator. If the employee withdraws shares or directs the sale of shares within two years, the discount must be repaid in cash or relinquished shares. No such repayment is required in the event of death, retirement, disability or change of control of the Corporation. Costs associated with these programs have been immaterial to date.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



         The following table summarizes changes in shares under options, after giving effect to the 3-for- 2 stock split declared by the Corporation in January 1996:

                                      Weighted  Weighted                Weighted
                                      Average   Average Fair            Average
                                      Exercise  Value On   Exercisable  Exercise
                         Options      Price     Grant Date At Year End   Price

Outstanding 12-31-94     780,000     $18.790                195,000     $18.790
                                                            =======     =======
Granted                  515,024      23.167     $9.109
                                                 ======
Forfeited (a)           (11,250)      20.833
                        --------
Outstanding 12-31-95  1,283,774       20.528                531,131     $19.886
                                                            =======     =======
Granted                 530,250       25.250     $9.016
                                                 ======
Exercised (b)            (4,125)      21.257
Forfeited (c)            (3,375)      22.389
                      ----------
Outstanding 12-31-9   1,806,524       21.909                961,105     $20.821
                                                            =======     =======
Granted                 476,050       34.125     $12.888
                                                 =======
Exercised (d)          (277,872)      18.193
Forfeited               (19,200)      24.713
                     -----------
Outstanding 12-31-97  1,985,502                            1,248,872    $23.050
                      =========                            =========    =======



(a)      Pre-1995 option awards
(b)      Includes 3,375 pre-1995 option awards
(c)      Includes 1,125 pre-1995 option awards
(d)      Includes 232,498 pre-1995 option awards

         The last date exercisable for options above is March 13, 2007.

         Had ICR adopted the compensation cost recognition methods outlined in FASB Statement No. 123 "Accounting for Stock-Based Compensation " ("SFAS 123"), ICR's 1997, 1996 and 1995 net income would have been as follows - on a pro forma basis - ($ in millions):

                            1997               1996                1995
                       As       Pro       As        Pro        As        Pro
                   Reported     Forma  Reported     Forma   Reported    Forma

Income before Extra-
 ordinary Item       $136.2    $134.0   $126.6     $125.4    $131.2     $130.7
Net Income           $136.2    $134.0   $126.6     $125.4    $119.8     $119.3

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        Of the options outstanding at December 31, 1997, 1,248,872 have exercise prices between $16.583 and $34.125, with a weighted average exercise price of $23.050, a weighted average remaining contractual life of 8 years and all are exercisable. The remaining 736,630 options, which are not exercisable, have exercise prices between $23.167 and $34.125 with a weighted average price of $29.198 and a weighted average remaining contractual life of 8 years.

        The fair value of each option is  estimated  on the grant date using the
Black-Scholes   option  pricing  models  with  the  following   weighted-average
assumptions:

                                1997      1996        1995
                                ----      ----        ----

Risk-free interest rate(s)      6.7%      6.7%         7.2%
Dividend yields                 2.7%      3.2%         2.9%
Days to expiration              3652      3652         3652
Volatility                    30.18%     31.4%        33.1%

15.      Contingencies, Commitments and Concentration of Risks

         ICR is self-insured for the first $5 million of each loss. ICR carries $245 million of liability insurance per occurrence, subject to an annual cap of $385 million in the aggregate for all losses. This coverage is considered by ICR's management to be adequate in light of ICR's safety record and claims experience.

         ICR has guaranteed repayment of certain indebtedness of a jointly owned company aggregating $7.8 million. ICR's share of the guarantee is $1.0 million; the remainder is the obligation of other unrelated owner companies.

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment and remanded the case to the trial court for further proceedings. ICR believes the verdict has no basis and intends to continue to challenge it vigorously. While the final outcome of this proceeding cannot be determined, in the opinion of management, based on present information, the ultimate resolution of this case will not have a material adverse effect on ICR's financial position, results of operations, cash flow or liquidity.

         There are other various regulatory proceedings, claims and litigation pending against ICR. While the ultimate amount of liability that may result cannot be determined, in the opinion of ICR's management, based on present information, adequate provisions for liabilities have been recorded.

         Environmental Contingencies. ICR is aware of approximately 22 contaminated sites at which it is probably liable for some portion of any required clean up. Of these, 14 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million in clean-up costs. At three of these sites other parties are expected to contribute the majority of the remediation costs incurred.

         For all known sites of environmental contamination where ICR loss or liability is probable, ICR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of ICR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1997, ICR estimated the probable range of its liability to be $9.1 million to $45 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $9.1 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

         The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards. Historically ICR leased substantial amounts of property to industrial tenants, and ICR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that ICR will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on ICR`s financial position, results of operations, cash flow or liquidity.

16.      Disclosures about Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and Temporary Cash Investments. The carrying amount approximates fair value because of the short maturity of those instruments. Investments in U.S. corporate demand notes of $25.4 million and $43.6 million included in cash and temporary cash investments as of December 31, 1997 and 1996, respectively, have been classified and accounted for as held to maturity securities.

         Investments. ICR has investments of $5.2 million in 1997 and $5.9 million in 1996 for which there are no quoted market prices. These investments are in joint railroad facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments, the carrying amount is a reasonable estimate of fair value. ICR's remaining investments ($6.9 million in 1997 and $5.8 million in 1996) are accounted for by the equity method.

         Loans to Affiliates.  See Note 17

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Long-Term Debt. The fair value of ICR's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to ICR for debt of the same remaining maturities.

         Derivative Financial Instruments. The fair value of diesel fuel collar agreements is the estimated amount that ICR would receive or pay to terminate the agreements as of year end, taking into account the current credit worthiness of the agreement counterparties.

         The estimated fair values of ICR's financial instruments are as follows ($ in millions):

                                                    December 31,
                                             1997                    1996
                                       ------------------     -----------------

                                        Carrying   Fair     Carrying       Fair
                                         Amount    Value     Amount        Value

Cash and temporary cash investments    $ 28.2    $ 28.2   $   46.3    $    59.2
Investments...........................    5.2       5.2        5.9          5.9
Fuel Hedge............................      -       (.5)         -           .1
Loans to affiliates - short-term......    4.9       4.9       14.9         14.9
Loans to affiliates - long-term.......  160.9     160.9      138.2        138.2
Debt.................................. (575.1)   (604.3)    (593.1)      (586.6)

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



17.     Related Party Transactions and Intercompany Advances

        The Corporation and its subsidiaries maximize the consolidated group's borrowing power and minimize the group's interest costs. If an entity requires funds for operations or capital expenditures, the lowest cost source provides the cash. The company that needs the funds pays interest at the borrowed rate with no mark up or add-on fees.

        The amounts outstanding at December 31, consisted of the following ($ in millions):

                                          1997                      1996
                                          ----                     ----
Advance due from:
       -   CCPH                        $    -                    $  4.4
       -   IC                               -                        -
Loans due from:
       -   IC Financial Services           1.4                      1.5
       -   IC Leasing III                  3.5                      9.0
                                       -------                   ------
Total Short-Term Intercompany          $   4.9                   $ 14.9
                                       =======                   =======

Advances due from:
           IC                          $156.3                    $112.9
Loans due from:
           IC Financial Services          4.6                      22.5
           IC Leasing III                   -                       2.8
                                       ------                   --------
Total Long-Term Intercompany           $160.9                    $138.2
                                       ======                   =======

       In 1997, the amount due from the Corporation includes $39.8 million used to fund construction costs for IC RailMarine Terminal Company, a subsidiary of the Corporation. Amounts due from the Corporation bears interest at prime rate minus 2.3%. In 1996, the amount due from the Corporation includes $59.9 million used to acquire CCPH and $25 million used by The Corporation to repay a portion of CCPH's revolver. Because of the nature of the assets acquired these advances are considered long-term. The loan to IC Financial Services is due in 1999 and bears interest at LIBOR + 50 basis points. The loan to IC Leasing III is due in 1998 and bears interest at LIBOR +.625%.

       Interest paid to ICR for 1997 and 1996 was $11.6 million and $5.3 million, respectively.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

18. Selected Quarterly Financial Data - (Unaudited) ($ in millions, except share data):

                                     First     Second      Third      Fourth
1997                                Quarter    Quarter    Quarter     Quarter
----                               -------     -------    -------     -------

Revenues.........................  $154.2      $147.9      $152.9     $167.5
Operating income.................    57.7        56.1        52.4       61.7
Net income.......................    31.9        32.9        30.8       40.6

1996

Revenues.........................  $162.6       $149.4     $150.8     $154.4
Operating income.................    57.8         52.3       54.9       54.5
Net income.......................    30.2         29.5       30.2       36.7

1995

Revenues.........................  $168.0       $156.5     $161.3     $159.5
Operating income.................    61.1         54.2       51.4       55.2
Income before extraordinary
 item, net.......................    34.2         29.8       28.8       38.4
Net income.......................    34.2         18.4       28.8       38.4

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

         II-Valuation and qualifying accounts...........................F-27

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

                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                ($ in millions)

   Year Ended December 31, 1997

                                     Balance At  Additions  Payments   Balance
                                      Beginning   Charged     And       At End
           Classification              of Year   To Expense (Charges)   Of Year
   Accrued redundancy reserve..........$ 30.2    $   1.1    $   2.8    $  28.5
   Casualty and other reserves.......... 43.7        7.1       12.9       37.9
   Environmental........................ 17.1        2.1       10.1        9.1
   Bad debt reserve.....................  1.3        1.6        2.0        0.9
   Taxes................................  1.5        -          -          1.5
         Total.........................$ 93.8    $  11.9    $  27.8    $  77.9


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
               File Nos. 33-36321 and 33- 36321-01))

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

     3.6       By-Laws  of  Illinois   Central  Railroad
               Company,  as  amended.  (Incorporated  by
               reference  to Exhibit 3 to the  Quarterly
               Report of the Illinois  Central  Railroad
               Company on Form 10-Q for the three months
               ended  June  30,  1997.   (SEC  File  No.
               1-07092))


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

     4.25      Form of Fixed Rate Medium-Term Note dated
               as  of  May  1,  1995  between   Illinois
               Central   Railroad   Company  and  Lehman
               Brothers Inc.

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

     4.34      Form   of   fixed   and   floating   rate
               Medium-Term   Notes   Series  B  for  the
               Illinois   Central   Railroad    Company.
               (Incorporated by reference to Exhibit 4.3
               to the  current  report on Form 8-K dated
               as of July  29,  1996  for  the  Illinois
               Central Railroad Company (SEC File No. 1-
               7092))

     10.1      * Form  of  supplemental  retirement  and
               savings plan.  (Incorporated by reference
               to  Exhibit   10C  to  the   Registration
               Statement     of     Illinois     Central
               Transportation  Co.  on Form 10  filed on
               October 7, 1988,  as  amended.  (SEC File
               No. 1-10085))

     10.3      * Form  of  the  Corporation  1990  Stock
               Purchase Plan. (Incorporated by reference
               to  Exhibit  10.6  to  the   Registration
               Statement of Illinois Central Corporation on Form 10 filed on January 5, 1990, as amended. (SEC File No. 1-10720))

     10.4      *  Form  of  the  Corporation   Long-Term
               Incentive  Option Plan.  (Incorporated by
               reference   to   Exhibit   10.17  to  the
               Registration    Statement   of   Illinois
               Central  Corporation and Illinois Central
               Railroad  Company on Form S-1 dated as of
               September   26,  1989.   (SEC  File  Nos.
               33-36321 and 33-36321-01))

            ILLINOIS CENTRAL RAILROAD COMPANY
                    AND SUBSIDIARIES

                      EXHIBIT INDEX

Exhibit                                                             Sequential
  No.          Descriptions                                          Page No.


     10.5      *  Amendments  No.  1 and No. 2 to the IC
               Long-Term  Incentive Plan.  (Incorporated
               by  reference  to the Proxy  Statement of
               Illinois    Central     Corporation    in
               connection with its 1992 Annual Meeting of Stockholders. (SEC File No. 1-10720))

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

     10.18     Form of Illinois Central Railroad Company
               Union     Employees'     Savings    Plan.
               (Incorporated     by     reference     to
               Registration    Statement   of   Illinois
               Central  Corporation on Form S-8 dated as
               of  July   18,   1995.   (SEC   File  No.
               33-61095))

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

     23        Consent of Arthur Andersen LLP                               (A)

     27        Financial Data Schedule

     99        Provisions  of  the  Private   Securities
               Litigation Reform Act of 1995


  (A) Included herein but not reproduced.

                                                          Exhibit 21


            ILLINOIS CENTRAL RAILROAD COMPANY
             Subsidiaries of the Registrant
                 as of December 31, 1997

Name                                                    Place of Incorporation

Subsidiaries that are 100% owned by
Illinois Central Railroad Company:

Kensington and Eastern Railroad Company                          lllinois
Mississippi Valley Corporation                                   Delaware
Waterloo Railroad Company                                        Delaware

                                                                 Exhibit 23



        CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

ILLINOIS CENTRAL RAILROAD COMPANY

    As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 19, 1998 (except with respect to the matter discussed in Note 2, as to which the date is February 10, 1998) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, into Illinois Central Railroad Company's previously filed Form S-3 Registration Statements File Nos. 33-58547 and 333-03825.



                                                            ARTHUR ANDERSEN LLP





Chicago, Illinois
March 27, 1998

                                                                   EXHIBIT 99




 PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. ICR desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this exhibit in order to do so. The Act became law in late December 1995 and no official interpretations of the Act's provisions have been published. Accordingly, ICR hereby identifies the following important factors which could cause ICR's actual financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by ICR in forward-looking statements.

Grain traffic, in total, is subject to the supply domestically and internationally. A key factor affecting supply is the weather. Grain traffic for export is further impacted by changes in world supply and the agricultural and trade policies of both U.S. and foreign governments.

Coal  traffic   depends  on  stockpiles   and  weather  in  utilities'   service
territories. Deregulation in the utility industry may shift coal traffic patterns and cause pressure on rail rates.

Chemical traffic and paper shipments are sensitive to the economic cycles. Other forest products are also sensitive to industrial production and housing starts. Chemical traffic could be affected if other railroads decided to build new track into our current service territories.

Market  realities  for new  ventures,  such as the  terminals,  may differ  from
assumptions    because   of   changes   in   the    economy    and   timing   of
construction/expansion.

Because ICR's mainline track parallels the Mississippi River, barge competition is formidable. Barge rates fluctuate partially based on water levels and shipping conditions on the river.

The merger of SP and UP could result in the loss of the haulage moves ICR performs for the SP.

As to expenses, the most volatile are labor costs and fuel. Negotiating locally with the labor unions increases the risk of a strike and a strike may not be averted via governmental intervention as is frequently the case in national labor disputes in the transportation industry.

The variability of fuel prices can be offset via hedging but hedging also brings risk.

Finally, mergers in the railroad industry could create traffic diversions if the new entity routes traffic around ICR's routes or if it uses its size to block shippers' routing options or pricing.