Form 10-K/A
period 1997-12-31
ILLINOIS CENTRAL RAILROAD CO
filed 1998-04-23
CIK 49792

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

         This Annual Report on Form 10-K is being amended to reflect a revised dating of the Report of Independent Public Accountants and to provide a currently dated Consent of Independent Public Accountants.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ILLINOIS CENTRAL RAILROAD COMPANY
                                                    Registrant


Date: April 23, 1998                       By: /s/      John V.  Mulvaney

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


                                                      ARTHUR ANDERSEN LLP


Chicago, Illinois
January 19, 1998
(except with respect to
 the matter discussed in
 Note 2, as to which the
 date is March 13, 1998)

                                                                   Exhibit 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

ILLINOIS CENTRAL RAILROAD COMPANY

         As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 19, 1998 (except with respect to the matter discussed in Note 2, as to which the date is March 13,
1998) included in the Company's Annual Report on Form 10-K /A for the year ended December 31, 1997, into Illinois Central Railroad Company's previously filed Form S-3 Registration Statements File Nos. 33-58547 and 333-03825.



                                                       ARTHUR ANDERSEN LLP





Chicago, Illinois
April 23, 1998