Form 10-Q
period 1998-03-31
ILLINOIS CENTRAL RAILROAD CO
filed 1998-05-07
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998

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

           YES   X                               NO

 As of March 31, 1998, 100 common shares were outstanding.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF ILLINOIS CENTRAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                    FORM 10-Q

                          Quarter Ended March 31, 1998



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

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 ($ in millions)
                                   (Unaudited)

                                                       Three Months
                                                       Ended March
                                                     1998        1997
      Revenues                                   $  163.0    $  154.2

      Operating expenses:
        Labor and fringe benefits                    46.5        43.5
        Leases and car hire                          13.3        14.5
        Diesel fuel                                   7.7         9.4
        Materials and supplies                        9.1         9.2
        Depreciation and amortization                 8.6         8.2
        Casualty, insurance and losses                2.8         4.2
        Other taxes                                   5.3         5.3
        Other                                         8.2         2.2
        Special charge                               16.4          -
      Operating expenses                            117.9        96.5

      Operating income                               45.1        57.7

      Other income, net                               2.2         0.5
      Interest expense, net                          (6.9)       (7.2)

      Income before income taxes                     40.4        51.0
      Provision for income taxes                     11.4        19.1

      Net income                                 $   29.0    $   31.9



The following notes are an integral part of the consolidated financial

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                 ($ in millions)
                                   (Unaudited)


          ASSETS                          March 31, 1998     December 31, 1997
Current assets:
 Cash and temporary cash investment             $  12.9             $  28.2
 Receivables, net of allowance for doubtful
       accounts of $1.1 in 1998 and $.9
       in 1997                                    150.8               100.6
       Loans to affiliates                          2.8                 4.9
       Materials and supplies, at average cost     16.5                15.3
       Assets held for disposition                  0.3                  -
       Deferred income taxes - current             17.5                17.5
       Other current assets                         6.2                 5.0
            Total current assets                  207.0               171.5

  Investments                                      12.1                12.1

  Loans to affiliates                             171.4               160.9

  Properties:
     Transportation:
        Road and structures, including land     1,203.2             1,193.7
        Equipment                                 175.5               173.7
     Other, principally land                       41.3                41.3
        Total properties                        1,420.0             1,408.7
     Accumulated depreciation                     (45.5)              (45.8)
        Net properties                          1,374.5             1,362.9

  Other assets                                     24.4                23.6
            Total assets                       $1,789.4            $1,731.0

                  LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
       Current maturities of long-term de       $  22.8             $  22.7
       Accounts payable                            45.5                53.1
       Income taxes payable                         2.9                  -
       Casualty and freight claims                 12.7                12.7
       Employee compensation and vacations         31.7                19.1
       Taxes other than income taxes               11.1                16.4
       Accrued redundancy reserves                  3.8                 3.9
       Other accrued expenses                      81.4                80.1
            Total current liabilities             211.9               208.0

  Long-term debt                                  606.1               552.4
  Deferred income taxes                           308.3               302.9
  Other liabilities and reserves                  112.6               111.7

  Contingencies and commitments

  Stockholder's equity:
       Common stock authorized, issued and
       Oustanding
          100 shares, $1 par value                    -                   -
       Additional paid-in capital                 129.6               129.6
       Retained income                            420.9               426.4
           Total stockholder's equity             550.5               556.0
           Total liabilities and
            stockholder's equity                $1,79.4            $1,731.0

The following notes are an integral part of the consolidated financial statement.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 ($ in millions)
                                   (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                        1998        1997
   Cash flows from operating activities :
      Net income                                      $  29.0     $  31.9
      Reconciliation of net income to net cash
         provided by (used for) operating activities :
            Depreciation and amortization                 8.6         8.2
            Deferred income taxes                         5.4         7.9
            Equity in undistributed earnings of
               affiliates,
               net of dividends received                 (0.2)       (0.1)
            Net gains on sales of real estate            (0.5)        0.1
            Cash changes in working capital             (49.1)       (7.6)
            Changes in other assets                      (0.8)       (0.3)
            Changes in other liabilities and reserves     0.9        (4.1)
               Net cash provided by (used for)
               operating activities                      (6.7)       36.0

   Cash flows from investing activities :
      Additions to properties                           (18.0)      (19.5)
      Proceeds from real estate sales                     0.5         0.3
      Proceeds from equipment sales                       0.5         0.2
      Loans to affiliated companies                      (8.4)       25.7
      Other                                              (2.3)        0.2
               Net cash provided by (used for)
                investing actiities                     (27.7)        6.9

   Cash flows from financing activities :
      Proceeds from issuance of debt                        -           -
      Principal payments on debt                         (0.6)       (0.6)
      Net proceeds (payments) in commercial paper        54.3       (20.0)
      Dividends paid                                    (34.6)      (17.8)
               Net cash provided by (used for)
                financing activities                     19.1       (38.4)
   Changes in cash and temporary cash investments       (15.3)        4.5
   Cash and temporary cash investments at
    beginning of period                                  28.2        46.3
   Cash and temporary cash investments at end of
     Period                                           $  12.9     $  50.8

   Supplemental  disclosure of cash flow information :
    Cash paid during the year for:
         Interest (net of amount capitalized)         $  13.9     $  10.2
         Income taxes                                 $   2.6     $   0.4


The following notes are an integral part of the consolidated financial statements.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.   Merger Agreement and Special Charge

     On February 10, 1998, ICR's parent, Illinois Central Corporation (the "Corporation") and Canadian National Railway Company ("CN") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Corporation's Purchaser"), a wholly owned subsidiary of CN, commenced a tender offer (the "Offer") to purchase 46,051,761 of the outstanding shares of the Corporation's Common Stock (the "Shares") at a price of $39.00 per share. The Corporation's Board of Directors unanimously approved the Merger Agreement and the transactions contemplated. Subject to satisfaction of customary conditions, the Purchaser will be merged with and into the Corporation (the "Merger") and each Share not purchased in the Offer will be converted into an amount of CN common stock equal to the fraction obtained by dividing (1) $39.00 by (2) the average closing price of the CN common stock (the "Average Closing Price") over the 20 day trading period ending two trading days prior to the effective time of the Merger; provided that if such Average Closing Price is less than $43.00, then the Average Closing Price will be deemed to be $43.00 and if such Average Closing Price is greater than $64.50, then the Average Closing Price will be deemed to be $64.50.

     The 46,051,761 shares purchased pursuant to the Offer, which closed March 13, 1998, were deposited in an independent, irrevocable voting trust while CN and the Corporation await review of the transaction by the STB. Additionally, the Corporation's shares received by CN in the conversion will be placed in the voting trust.


     Neither the acquisition of the Corporation shares pursuant to the Offer nor the Merger will be subject to STB approval of the combination. Pursuant to the Merger Agreement, subject to consultations with the Corporation and after giving good faith consideration to the views of the Corporation, CN shall have final authority over the development, presentation and conduct of the STB case, including decisions as to whether to agree to or acquiesce in conditions. The Corporation shall take no regulatory or legal action in connection with the STB without CN's consent. The STB could impose conditions or restrictions as it relates to CN's acquisition of control of the Corporation. If the STB does not approve CN's acquisition of control of the Corporation or CN deems any conditions imposed by the STB unacceptable, CN would have the obligation to sell all the Corporation common shares held by the voting trust.

     The Corporation and ICR recorded a special charge ("Special Charge") in the first quarter of 1998 for costs associated with the CN Merger Agreement. The Special Charge includes $16.4 million for costs relating to payments under various ICR compensation plans payable following a change in control at the Corporation. Included in the Special Charge is $11 million for payments under Plan 2000. A number of executive officers of the Corporation who are covered by Employment Security Agreements will be entitled to receive between two or three years of severance benefits if within two years after the change in control, their employment is terminated by ICR without cause or they resign with good reasons. The amount that may be paid under Employment Security Agreements, if any, is not determinable and has not been recorded in the Special Charge.

     The Corporation's Employee Stock Purchase Plan and Management Employee Discounted Stock Purchase Plan were terminated following the closing of the Offer.

2.   Basis of Presentation

     Except as described below, the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1997 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

Income Per Share

     Income per common share has been omitted as ICR is a wholly-owned subsidiary of the Corporation.

3.   Equity and Restrictions on Dividends

     For the three month period ended March 31, 1998, ICR has paid cash dividends of $34.6 million and declared no dividends to the Corporation. Covenants of the ICR Revolver require specified levels of tangible net worth. At March 31, 1998, ICR exceeded its tangible net worth covenant by $12.0 million.

4.   Receivable Sales Agreement

     On January 8, 1998, ICR terminated its revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution.

5.   Litigation

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

     Total revenues for 1998 increased from the prior year quarter by $8.8 million or 5.7% to $163.0 million.

     Decreased revenues from very weak export demand for grain (corn, soybeans and wheat) continued as a result from a milder winter in the north which benefitted the Mississippi River as an alternative mode of transportation. This was offset by gains in domestic and export demand for milled grain (including vegetable oils and meal), metals (reflecting a newly constructed steel melt-shop and an expanded pipe manufacturer), and increased revenues from providing terminal and other rail services.

     Operating expenses increased $21.4 million or 22.2% to $117.9 million. Labor and fringe benefits reflected more normal levels of expense this year compared to last year which benefitted from the reduction of certain compensation related accruals. The $16.4 million Special Charge is discussed in
Note 1. Other expenses returned to more normal levels of expense contrasted with last year which benefitted from the recovery of prior period expenses.

     Net interest expense of $6.9 million for 1998 decreased 4.2% compared to $7.2 million in 1997.

     Provision for income taxes includes a benefit from additional deductions resulting from exercise of stock options by ICR employees.

Liquidity and Capital Resources

Operating Data ($ in millions):              Three Months Ended March 31,
                                             ----------------------------
                                                1998           1997
                                                ----           ----
Cash flows provided by (used for):
         Operating activities...............  $ (6.7)         $36.0
         Investing activities...............   (27.7)           6.9
         Financing activities...............    19.1          (38.4)
                                               -----          ------
         Net change in cash and
           temporary cash investments         $(15.3)         $ 4.5
                                              =======          =====


     Cash used for operating activities in 1998 was primarily the termination of the receivable sales agreement and cash from operating activities in 1997 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:

                                             Three Months Ended March 31,

                                              1998            1997
                                              ----            ----


        Communications and signals...........$ 2.2           $ 4.2
        Equipment/rolling stock..............  3.1               -
        Track and bridges.................... 10.9            15.1
        Other................................  1.8              .2
                                             -----           -----
            Total............................$18.0           $19.5
                                             =====           =====

     Property retirements and removals generated proceeds of $1.0 million and $.5 million in 1998 and 1997, respectively.

     ICR anticipates that capital expenditures for 1998 will be approximately $88.6 million. Replacement expenditures of $79.3 million will concentrate on track maintenance, bridges and freight car upgrades. Productivity and expansion expenditures will total $9.3 million. These expenditures are expected to be met from current operations or other available sources.

Financing Activities

     In January 1998 and 1997, ICR paid $19.0 million and $14.5 million, respectively, in cash dividends to the Corporation. In March 1998 and April 1997, ICR paid $15.6 million in cash dividends to the Corporation.

     ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million ICR Revolver (see below). At March 31, 1998, $54.3 million was outstanding. The average interest rate on commercial paper for the quarter ended March 31, 1998, was 5.73% with a range of 5.71% to 5.81%. ICR's public debt is rated Baa2 by Moody's and BBB by S&P. ICR's debt is on credit watch negative as a result of the recently announced merger of the Corporation and CN.

     In 1994, ICR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. This agreement was terminated on January 8, 1998. ICR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement fluctuated with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $.2 and $.8 million for the quarters ended March 31, 1998, and 1997, respectively.

     ICR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility. No amounts have been drawn or letters of credit issued under the Revolver. At March 31, 1998, $195.7 million was available.

     Certain covenants of ICR's debt agreements require among others specific levels of tangible net worth but not a specific dividend restriction. At March 31, 1998, ICR exceeded its tangible net worth covenants by $12.0 million. ICR was in compliance with all covenants at March 31, 1998, and does not contemplate any difficulty maintaining such compliance.

     ICR has a shelf registration from 1996 which can be used to issue an additional $70 million in MTN's or other debt until 2000. Currently, there are no plans to issue additional debt but replacing maturing MTN's, capital investments in the terminal facilities and other ventures could necessitate use.

     ICR believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, ICR believes it has access to the public debt market if needed.

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

     ICR has initiated formal communications with all of its suppliers and large customers to determine the extent to which ICR is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which ICR's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with ICR's systems, would not have material adverse effect on ICR.

     In October 1997, ICR entered into an agreement to replace approximately 40 percent of its non-Year 2000 compliant programs with new software and will utilize both internal and external resources to replace and test the software for Year 2000 modifications. ICR began converting its remaining computer systems with internal resources earlier in 1997. ICR expects to spend approximately $8.5 million to $10.0 million from 1997 through 1999 to modify and replace its computer systems. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software. ICR plans to complete conversion of non-Year 2000 compliant programs during 1998. However, user acceptance testing will continue into 1999. Installation of new software programs should be completed during the first quarter of 1999. The total cost of the project is being funded through operating cash flows. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Accordingly, ICR does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount of spending to date was approximately $2.7 million.

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

Miscellaneous

     In April 1998, the Corporation announced a 15-year marketing alliance with CN and Kansas City Southern Railway Company. The alliance will offer shippers new competitive options in a rail freight transportation network linking key north-south continental freight markets. In addition, the marketing alliance will give shippers access to Mexico's largest rail system. Under terms of the marketing alliance, the companies will coordinate sales and marketing, operations, fleets, and information systems, but not for traffic movements where any two of them provide the only direct rail service.

     ICR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 50% of the Corporation's short-term diesel fuel requirements through June 1998 are protected against significant price changes

Environmental Liabilities

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

     ICR is aware of approximately 22 contaminated sites at which it is probably liable for some portion of any required clean-up. Of these, 14 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million each in clean-up costs. At three of these sites other parties are expected to contribute the majority of the costs incurred.

     For all known sites of environmental contamination where ICR loss or liability is probable, ICR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of ICR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At March 31, 1998, ICR estimated the probable range of its liability to be $8.7 million to $45 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $8.7 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

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

     While the final outcome of this proceeding cannot be determined, in the opinion of management, based on present information, the ultimate resolution of this case will not have a material adverse effect on the Company's financial position, results of operations, cash flow or liquidity.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:
         See Exhibit Index on page E-1

                        ILLINOIS CENTRAL RAILROAD COMPANY


                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, ICR has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.





                              ILLINOIS CENTRAL RAILROAD COMPANY



                              /s/ John V. Mulvaney
                                John V. Mulvaney
                        Vice President & Chief Financial Officer


                              /s/ Douglas A. Koman
                                Douglas A. Koman
                                   Controller










Date: May 7, 1998

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