Form 10-Q
period 1998-06-30
ILLINOIS CENTRAL RAILROAD CO
filed 1998-08-10
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

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

                     YES   X                               NO

 As of June 30, 1998 100 common shares were outstanding.

THE  REGISTRANT  IS AN INDIRECT  WHOLLY-OWNED  SUBSIDIARY  OF CANADIAN  NATIONAL
RAILWAY COMPANY AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                    FORM 10-Q

                           Quarter Ended June 30, 1998



                                    CONTENTS

Part I - Financial Information:                                      Page

Item 1.           Financial Statements:

                  Consolidated Statements of Income                    3

                  Consolidated Balance Sheets                          4

                  Consolidated Statements of Cash Flows                5

                  Notes to Consolidated Financial Statements           6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of  Operations       9


Part II - Other Information:

Item 6.           Exhibits and Reports on Form 8-K                    16

Signatures                                                            17

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 ($ in millions)
                                   (Unaudited)

                                       Three Months             Six Months
                                       Ended June 30,           Ended June 30,
                                     1998        1997         1998        1997

  Revenues                        $  162.4    $  147.9     $  325.4    $  302.1

  Operating expenses:
    Labor and fringe benefits         48.8        43.3         95.3        86.8
    Leases and car hire               13.4        11.8         26.7        26.3
    Diesel fuel                        6.9         7.7         14.6        17.1
    Materials and supplies             8.2         6.3         17.3        15.5
    Depreciation and amortization      8.9         8.2         17.5        16.4
    Casualty, insurance and losses     3.4         3.1          6.2         7.3
    Other taxes                        5.2         5.2         10.5        10.5
    Other                              8.2         6.2         16.4         8.4
    Special Charge                      -           -          16.4          -
  Operating expenses                 103.0        91.8        220.9       188.3

  Operating income                    59.4        56.1        104.5       113.8

  Other income (expense), net          4.1         1.7          6.3         2.2
  Interest expense, net               (7.1)       (7.3)       (14.0)      (14.5)

  Income before income taxes          56.4        50.5         96.8       101.5

  Provision for income taxes          21.1        17.6         32.5        36.7


  Net income                      $   35.3    $   32.9     $   64.3    $   64.8



The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 ($ in millions)
                                   (Unaudited)


 ASSETS                                       June 30, 1998    December 31, 1997

Current assets:
Cash and temporary cash investment                 $  13.4             $  28.2
Receivables, net of allowance for doubtful
 accounts of $1.0 in 1998 and $.9 in 1997            142.7               100.6
Loans to affiliates                                     -                  4.9
Materials and supplies, at average cost               18.5                15.3
Assets held for disposition                            0.3                  -
Deferred income taxes - current                       17.5                17.5
Other current assets                                   6.4                 5.0
 Total current assets                                198.8               171.5

Investments                                           12.6                12.1

Loans to affiliates                                  197.5               160.9

Properties:
 Transportation:
  Road and structures, including land              1,217.1             1,193.7
  Equipment                                          181.5               173.7
  Other, principally land                             41.3                41.3
   Total properties                                1,439.9             1,408.7
  Accumulated depreciation                           (47.9)              (45.8)
   Net properties                                  1,390.0             1,362.9

Other assets                                          25.4                23.6
   Total assets                                   $1,826.3            $1,731.0

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt            $   2.5             $  22.7
   Accounts payable                                   45.5                53.1
   Income taxes payable                                2.1                  -
   Casualty and freight claims                        12.7                12.7
   Employee compensation and vacations                26.2                19.1
   Taxes other than income taxes                      13.1                16.4
   Accrued redundancy reserves                         3.8                 3.9
   Other accrued expenses                             80.8                80.1
      Total current liabilities                      186.7               208.0

Long-term debt                                       629.2               552.4
Deferred income taxes                                316.8               302.9
Other liabilities and reserves                       107.8               111.7

Contingencies and commitments

Stockholder's equity:
Common stock authorized, issued and
  outstanding 100 shares, $1 par value                 -                   -
Additional paid-in capital                           129.7               129.6
Retained income                                      456.1               426.4
Total stockholder's equity                           585.8               556.0
Total liabilities and
 stockholder's equity                             $1,826.3            $1,731.0

The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 ($ in millions)
                                   (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                             1998        1997
   Cash flows from operating activities :
      Net income                                          $  64.3     $  64.8
      Reconciliation of net income to net cash
         provided by (used for) operating activities :
            Depreciation and amortization                    17.5        16.4
            Deferred income taxes                            13.9        15.1
            Equity in undistributed earnings of
             affiliates, net of dividends received           (0.6)       (0.4)
            Net gains on sales of real estate                (1.3)       (0.9)
            Cash changes in working capital                 (47.8)       (0.1)
            Changes in other assets                          (1.8)       (1.8)
            Changes in other liabilities and reserves        (3.9)       (7.2)
               Net cash provided by (used for)
                operating activities                         40.3        85.9

   Cash flows from investing activities :
      Additions to properties                               (43.9)      (43.7)
      Proceeds from real estate sales                         1.5         1.7
      Proceeds from equipment sales                           1.0         3.1
      Proceeds from sales of investments                       -          0.4
      Loans to affiliated companies                         (31.7)       14.9
      Other                                                  (3.9)       (4.3)
               Net cash provided by (used for)
                investing activities                        (77.0)      (27.9)

   Cash flows from financing activities :
      Proceeds from issuance of debt                         20.0          -
      Principal payments on debt                            (21.3)       (1.9)
      Net proceeds (payments) in commercial paper            57.8       (20.0)
      Dividends paid                                        (34.6)      (33.3)
               Net cash provided by (used for)
                financing activities                         21.9       (55.2)
   Changes in cash and temporary cash investments           (14.8)        2.8
   Cash and temporary cash investments at
     beginning of period                                     28.2        46.3
   Cash and temporary cash investments at end of
     of period                                            $  13.4     $  49.1


   Supplemental  disclosure of cash flow information :
Cash paid during the year
      for:
         Interest (net of amount capitalized)             $  22.5     $  18.3
         Income taxes                                     $  15.9     $  17.3



The following notes are an integral part of the consolidated financial statements.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.       Merger and Special Charge

         On February 10, 1998, ICR's parent, Illinois Central Corporation (the "Corporation")and Canadian National Railway Company ("CN") entered into an Agreement and Plan of Merger (as subsequently amended, the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Purchaser"), a wholly owned subsidiary of CN, acquired on March 13, 1998, 46,051,761 of the outstanding shares of the Corporation's Common Stock (the "Shares") at a price of $39.00 per share through a cash tender offer (the "Offer"). The Corporation's Board of Directors unanimously approved the Merger Agreement and the transactions contemplated. On June 4, 1998, the Purchaser was merged with and into the Corporation (the "Merger") and the remaining outstanding Corporation common shares not purchased pursuant to the Offer were converted into a right to receive 0.633 share of CN common stock for each share of Corporation common stock. Pursuant to the Merger, each share of the Corporation's Common Stock, including treasury stock held by the Corporation, was cancelled, and the Corporation became an indirect, wholly-owned subsidiary of CN with 100 shares of no-par Common Stock issued and outstanding. These shares were deposited in an independent, irrevocable voting trust while CN and the Corporation await review of the transaction by the STB.


         Pursuant to the Merger Agreement, subject to consultations with the Corporation and after giving good faith consideration to the views of the Corporation, CN shall have final authority over the development, presentation and conduct of the STB case, including over decisions as to whether to agree to or acquiesce in conditions. The Corporation shall take no regulatory or legal action in connection with the STB without CN's consent. The STB could impose conditions or restrictions as it relates to CN's acquisition of control of the Corporation. If the STB does not approve CN's acquisition of control of the Corporation or CN deems any conditions imposed by the STB unacceptable, CN would have the obligation to sell all the Corporation common shares held by the voting trust. The STB's decision is expected in the first half of 1999.

         The Corporation and ICR recorded a special charge ("Special Charge") in the first quarter of 1998 for costs associated with the CN Merger Agreement. The Special Charge includes $16.4 million for costs relating to payments under various ICR compensation plans payable following a change in control at the Corporation. Included in the Special Charge is $11 million for payments under Plan 2000. A number of executive officers who are covered by Employment Security Agreements will be entitled to receive between two or three years of severance benefits if within two years after the change in control, their employment is terminated by ICR without cause or they resign with good reasons. The amount that may be paid under Employment Security Agreements, if any, is not determinable and has not been recorded in the Special Charge.

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

3.       Equity and Restrictions on Dividends

         For the six month period ended June 30, 1998, ICR has paid cash dividends of $34.6 million to the Corporation. At June 30, 1998 there were no declared dividends payable to the Corporation. Covenants of the ICR Revolver require specified levels of tangible net worth. At June 30, 1998, ICR exceeded its tangible net worth covenant by $29.6 million.


4.       Receivable Sales Agreement

         On January 8, 1998, ICR terminated its revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution.

5.       Litigation

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. On June 17, 1998, the trial court re-entered judgment in favor of the class and certified it for interlocutory appeal. The case awaits hearing in the trial court on post-trial motions.

         While the final outcome of this proceeding cannot be determined, in the opinion of management, based on present information, the ultimate resolution of this case will not have a material adverse effect on ICR's financial position, results of operations, cash flow or liquidity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30,
1997

         Total revenues for 1998 increased from the prior year quarter by $14.5 million or 9.8% to $162.4 million.

         Increased revenues from grain (corn, soybeans and wheat) resulted from export shipments for corn, coupled with an increase in market share to domestic poultry markets. In addition, revenue growth stemmed from milled grains (export vegetable oils and soybean meal), and metals (new melt shop at Memphis, Tennessee, increased steel imports and several major western pipeline projects).

         Operating expenses increased $11.2 million or 12.2% to $103.0 million. Labor and fringe benefits reflected more normal levels of expense this quarter compared to last year which benefitted from the reduction of certain compensation related accruals. Leases and car hire reflects increased loadings and changes in business mix. Fuel expense reflects an increase in usage (14.3%) offset by lower costs (14.8%). Materials and supplies have increased from last year following a new repair program initiated in late 1997. Other expenses were higher contrasted to last year which benefitted from the recovery of prior period expenses relating to a derailment.

         Other income (expense), net of $4.1 million for 1998 increased compared to $1.7 million in 1997 primarily from a gain on sale of woodchip hopper cars.

         Net interest expense of $7.1 million for 1998 decreased 2.7% compared to $7.3 million in 1997.

         Provision for income taxes of $21.1 million for 1998 increased 19.9% compared to $17.6 million in 1997 due primarily to higher income before taxes.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Total revenues for 1998 increased from the prior year period by $23.3 million or 7.7% to $325.4 million.

         Export shipments of corn during second quarter and new initiatives to gain market share in the domestic poultry market helped to offset weak first quarter demand for export grains. Continuing demand for milled grains (including vegetable oils and soybean meal) and continuing revenue growth in metals (new melt shop at Memphis, Tennessee, increased import steel, several major western state pipeline projects, plant expansions, and special project development) have contributed to revenue growth.

         Operating expenses increased $32.6 million or 17.3% to $220.9 million. Labor and fringe benefits reflected more normal levels of expense this year compared to last year which benefitted from the reduction of certain compensation related accruals. Fuel expense reflects the increase in usage (5.8%) offset by lower costs (18.4%). Materials and supplies reflects costs associated with a new repair program initiated in late 1997. The $16.4 million Special Charge is discussed in Note 1. Other expenses were higher contrasted to last year which benefitted from the recovery of prior period expenses relating to a derailment.

         Other income (expense), net of $6.3 million for 1998 increased compared to $2.2 million in 1997 primarily from a gain on sale of woodchip hopper cars and terminated fees relating to the accounts receivable sales program.

         Net interest expense of $14.0 million for 1998 decreased 3.4% compared to $14.5 million in 1997.

         Provision  for  income  taxes   includes  a  benefit  from   additional
deductions resulting from exercise of stock options by ICR employees.

Liquidity and Capital Resources

Operating Data ($ in millions):              Six Months Ended June 30,
                                             -------------------------
                                                1998           1997
                                                ----           ----
Cash flows provided by (used for):
         Operating activities................ $ 40.3         $ 85.9
         Investing activities................  (77.0)         (27.9)
         Financing activities................   21.9          (55.2)
                                               -----          ------
         Net change in cash and
           temporary cash investments         $(14.8)         $ 2.8
                                              =======         ======

     Cash provided by operating activities in 1998 and 1997 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:

                                             Six Months Ended June 30,

                                              1998            1997
                                              ----            ----


        Communications and signals......... $ 5.1            $ 7.6
        Equipment/rolling stock............   9.0              1.9
        Track and bridges..................  24.4             30.2
        Other..............................   5.4              4.0
                                            -----            -----
            Total.......................... $43.9            $43.7
                                            =====            =====

         Property retirements and removals generated proceeds of $2.5 million and $4.8 million in 1998 and 1997, respectively.

         ICR anticipates that capital expenditures for 1998 will be approximately $88.6 million. Replacement expenditures of $79.3 million will concentrate on track maintenance, bridges and freight car upgrades. Productivity and expansion expenditures will total $9.3 million. These expenditures are expected to be met from current operations or other available sources.

Financing Activities

         Through July, ICR paid dividends of $34.6 million and $48.5 million in 1998 and 1997, respectively, to the Corporation.

         ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million ICR Revolver (see below). At June 30, 1998, $57.8 million was outstanding. The average interest rate on commercial paper for the quarter ended June 30, 1998, was 5.79% with a range of 5.77% to 5.81%. ICR's public debt is rated Baa2 by Moody's and BBB by S&P.

         In 1994, ICR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. This agreement was terminated on January 8, 1998. ICR serviced the accounts receivable sold under the agreement and retained the same exposure to credit loss as existed prior to the sale. Costs related to the agreement fluctuated with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $.2 and $1.5 million for the six months ended June 30, 1998, and 1997, respectively.

         ICR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility. No amounts have been drawn or letters of credit issued under the Revolver. At June 30, 1998, $192.2 million was available.

         Certain covenants of ICR's debt agreements require among others specific levels of tangible net worth but not a specific dividend restriction. At June 30, 1998, ICR exceeded its tangible net worth covenants by $29.6 million. ICR was in compliance with all covenants at June 30, 1998, and does not contemplate any difficulty maintaining such compliance.

         In June 1998, ICR issued $20 million in MTN's from its 1996 shelf registration to replace $20 million in MTN's that matured in June 1998. The 1996 shelf registration can be used to issue an additional $50 million in MTN's or other debt until 2000. Currently, there are no plans to issue additional debt but replacing maturing MTN's, capital investments in the terminal facilities and other ventures could necessitate use.

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

     In October 1997, ICR entered into an agreement to replace approximately 40 percent of its non-Year 2000 compliant programs with new software and will utilize both internal and external resources to replace and test the software for Year 2000 modifications. ICR began converting its remaining computer systems with internal resources earlier in 1997. ICR expects to have spent approximately $10.0 million between 1997 to 1999 to modify and replace its computer systems. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software. ICR plans to complete conversion of non-Year 2000 compliant programs during 1998. However, user acceptance testing will continue into 1999. Installation of new software programs should be completed during the first quarter of 1999. The total cost of the project is being funded through operating cash flows. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Accordingly, ICR does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount of spending to date is approximately $5.3 million.

         Business continuity and contingency planning to address Year 2000-related failure scenarios and ICR's response is an integral part of ICR's Year 2000 program. The principal focus of continuity and contingency plans will be on risks outside the control of ICR, e.g., the business failure of a major customer or supplier, or a failure within the public telecommunications network. The development of business continuity plans should be completed by the end of the first quarter of 1999.

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

Miscellaneous

         In April 1998, the Corporation, ICR's parent, announced a 15-year marketing alliance with CN and Kansas City Southern Railway Company. The alliance will offer shippers new competitive options in a rail freight transportation network linking key north-south continental freight markets. In addition, the marketing alliance will give shippers access to Mexico's largest rail system. Under terms of the marketing alliance, the companies will coordinate sales and marketing, operations, fleets, and information systems, but not for traffic movements where any two of them provide the only direct rail service.

         ICR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 50% of ICR's short-term diesel fuel requirements are protected against significant price changes through July 1999, thereafter, approximately 25% will be protected through September 1999.

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

         ICR is aware of approximately 22 contaminated sites at which it is probably liable for some portion of any required clean-up. Of these, 14 involve contamination primarily by diesel fuel which can be remediated without material cost. Six other sites are expected to require more than $1 million each in clean-up costs. At three of these sites other parties are expected to contribute the majority of the costs incurred.

         For all known sites of environmental contamination where ICR loss or liability is probable, ICR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of ICR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At June 30, 1998, ICR estimated the probable range of its liability to be $8.5 million to $44.1 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $8.5 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

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

Litigation

     ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. On June 17, 1998, the trial court re-entered judgment in favor of the class and certified it for interlocutory appeal. The case awaits hearing in the trial court on post-trial motions.

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










Date: August 10, 1998

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