Form 10-Q
period 1998-09-30
ILLINOIS CENTRAL RAILROAD CO
filed 1998-11-16
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended September 30, 1998

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

                     YES   X                               NO

 As of September 30, 1998, 100 common shares were outstanding.

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

                        Quarter Ended September 30, 1998



                                    CONTENTS

  Part I - Financial Information:                                 Page

  Item 1.  Financial Statements:

            Consolidated Statements of Income                       4

            Consolidated Balance Sheets                             5

            Consolidated Statements of Cash Flows                   6

            Notes to Consolidated Financial Statements              7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations           9

  Part II - Other Information:

  Item 6.   Exhibits and Reports on Form 8-K                        13

  Signatures                                                        14

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Income
                                ($ in millions)
                                  (Unaudited)

                                        Three Months           Nine Months
                                     Ended September 30,   Ended September 30,
                                     -------------------   -------------------
                                      1998      1997        1998       1997
                                      ----      ----        ----       ----
  Revenues                         $ 161.4   $ 152.9     $ 486.8    $ 455.0

  Operating expenses:
    Labor and fringe benefits         49.4      47.1       144.7      133.9
    Leaeses and car hire              13.3      13.0        40.0       39.3
    Diesel fuel                        6.0       7.4        20.6       24.5
    Materials and supplies             9.1       8.6        26.4       24.1
    Depreciation and amortization      9.0       8.3        26.5       24.7
    Casualty, insurance and losses     3.6       3.9         9.8       11.2
    Other taxes                        5.0       4.2        15.5       14.7
    Other                              9.9       8.0        26.3       16.4
    Special Charge                      -          -        16.4         -
  Operating expenses                 105.3     100.5       326.2      288.8
                                     -----     -----       -----      -----
  Operating income                    56.1      52.4       160.6      166.2
  Other income (expense), net          2.5       4.1         8.8        6.3
  Interest expense, net               (9.3)     (7.3)      (23.3)     (21.8)
                                      ----      ----       -----      -----
  Income before income taxes          49.3      49.2       146.1      150.7
  Provision for income taxes          18.4      18.4        50.9       55.1
                                      ----      ----        ----       ----

  Net income                       $  30.9    $ 30.8     $  95.2    $  95.6
                                   =======    ======     =======    =======

     The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in millions)
                                  (Unaudited)


                       ASSETS              September 30, 1998  December 31, 1997
                       ------              ------------------  -----------------
  Current assets:
       Cash and temporary cash investment       $  10.2             $  28.2
       Receivables, net of allowance for
         doubtful accounts
         of $0.5 in 1998 and $.9 in 1997          143.5               100.6
       Loans to affiliates                           -                  4.9
       Materials and supplies, at average cost     19.1                15.3
       Assets held for disposition                  1.2                  -
       Deferred income taxes - current             17.5                17.5
       Other current assets                         6.1                 5.0
                                                    ---                 ---
            Total current assets                  197.6               171.5

  Investments                                      12.8                12.1

  Loans to affiliates                             209.5               160.9

  Properties:
     Transportation:
        Road and structures, including land     1,234.8             1,193.7
        Equipment                                 183.7               173.7
     Other, principally land                       41.0                41.3
                                                   ----                ----
        Total properties                        1,459.9             1,408.7
     Accumulated depreciation                     (53.8)              (45.8)
                                                  -----               -----
        Net properties                          1,405.7             1,362.9

  Other assets                                     25.5                23.6
                                                   ----                ----
            Total assets                       $1,851.1            $1,731.0
                                               ========            ========

                  LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
       Current maturities of long-term debt     $  32.7             $  22.7
       Accounts payable                            48.1                53.1
       Income taxes payable                        13.0                  -
       Casualty and freight claims                 12.7                12.7
       Employee compensation and vacations         21.9                19.1
       Taxes other than income taxes               13.5                16.4
       Accrued redundancy reserves                  3.7                 3.9
       Other accrued expenses                      78.4                80.1
                                                   ----                ----
            Total current liabilities             224.0               208.0

  Long-term debt                                  580.8               552.4
  Deferred income taxes                           324.1               302.9
  Other liabilities and reserves                  105.4               111.7

  Contingencies and commitments

  Stockholder's equity:
       Common stock authorized, issued and outstanding
         100 shares, $1 par value                    -                   -
       Additional paid-in capital                 129.7               129.6
       Retained income                            487.1               426.4
                                                  -----               -----
           Total stockholder's equity             616.8               556.0
                                                  -----               -----
           Total liabilities and
            stockholder's equity               $1,851.1            $1,731.0
                                               ========            ========

     The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Statements of
                           Cash Flows ($ in millions)
                                  (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                            1998         1997
                                                            ----         ----
   Cash flows from operating activities :
      Net income                                          $  95.2     $  95.6
      Reconciliation of net income to net cash
         provided by (used for) operating activities :
            Depreciation and amortization                    26.5        24.7
            Deferred income taxes                            21.2        23.6
            Equity in undistributed earnings of affiliates,
               net of dividends received                     (0.9)       (0.8)
            Net gains on sales of real estate                (2.4)       (1.1)
            Cash changes in working capital                 (41.8)       (2.8)
            Changes in other assets                          (1.9)       (3.0)
            Changes in other liabilities and reserves        (6.3)      (10.6)
                                                             ----       -----
               Net cash provided by (used for)
                 operating activities                        89.6       125.6

   Cash flows from investing activities :
      Additions to properties                               (66.9)      (66.6)
      Proceeds from real estate sales                         3.1         2.2
      Proceeds from equipment sales                           1.6         2.5
      Proceeds from sales of investments                      0.2         0.6
      Loans to affiliated companies                         (43.7)      (12.4)
      Other                                                  (5.6)       (6.1)
                                                             ----        ----
               Net cash provided by (used for)
                investing activities                       (111.3)      (79.8)

   Cash flows from financing activities :
      Proceeds from issuance of debt                         20.4          -
      Principal payments on debt                            (22.1)       (2.6)
      Net proceeds (payments) in commercial paper            40.0       (20.0)
      Dividends paid                                        (34.6)      (48.5)
                                                            -----       -----
               Net cash provided by (used for)
                financing activities                          3.7       (71.1)
                                                              ---       -----
   Changes in cash and temporary cash investments           (18.0)      (25.3)
   Cash and temporary cash investments at
     beginning of period                                     28.2        46.3
                                                             ----        ----
   Cash and temporary cash investments at end of
     period                                               $  10.2     $  21.0
                                                          =======     =======

   Supplemental  disclosure of cash flow information :
    Cash paid during the year for:
         Interest (net of amount capitalized)             $  35.6     $  31.5
                                                          =======     =======
         Income taxes                                     $  16.5     $  22.3
                                                          =======     =======


     The following notes are an integral part of the consolidated financial statements.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.   Merger and Special Charge

     On February 10, 1998, Illinois Central Railroad Company and Subsidiaries ("ICR") parent, Illinois Central Corporation and Subsidiaries (the "Corporation")and Canadian National Railway Company ("CN") entered into an Agreement and Plan of Merger (as subsequently amended, the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Purchaser"), a wholly-owned subsidiary of CN, acquired on March 13, 1998, 46,051,761 of the outstanding shares of the Corporation's Common Stock (the "Shares") at a price of $39.00 per share through a cash tender offer (the "Offer"). The Corporation's Board of Directors unanimously approved the Merger Agreement and the transactions contemplated. On June 4, 1998, the Purchaser was merged with and into the Corporation (the "Merger") and the remaining outstanding Corporation common shares not purchased pursuant to the Offer were converted into a right to receive 0.633 share of CN common stock for each share of Corporation common stock. Pursuant to the Merger, each share of the Corporation's Common Stock, including treasury stock held by the Corporation, was cancelled, and the Corporation became an indirect, wholly-owned subsidiary of CN with 100 shares of no-par Common Stock issued and outstanding. These shares were deposited in an independent, irrevocable voting trust while CN and the Corporation await review of the transaction by the Surface Transportation Board ("STB").

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

     The Corporation and ICR recorded a special charge ("Special Charge") in the first quarter of 1998 for costs associated with the CN Merger Agreement. The Special Charge includes $16.4 million for costs relating to payments under various ICR compensation plans payable following a change in control at the Corporation. Included in the Special Charge is $11 million for payments under Incentive 2000 Plan. Approximately thirty executive officers are covered by Employment Security Agreements and will be entitled to receive between two to three years of severance benefits if within two years after the change in control, their employment is terminated by ICR without cause or they resign with good reason. The amount that may be paid under such Employment Security Agreements, if any, is not determinable and has not been recorded in the Special Charge.

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

Income Per Share

     Income per common share has been omitted, as ICR is a wholly-owned subsidiary of the Corporation.

3.   Equity and Restrictions on Dividends

     For the nine-month period ended September 30, 1998, ICR has paid cash dividends of $34.6 million to the Corporation. At September 30, 1998,there were no declared dividends payable to the Corporation. A covenant of the ICR Revolver requires a minimum level of tangible net worth. At September 30, 1998, ICR exceeded its tangible net worth covenant by $45.1 million.

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

     While the final outcome of this proceeding cannot be determined, in the opinion of management, based on present information, the ultimate resolution of this case is not expected to have a material adverse effect on ICR's financial position, results of operations, cash flow or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Total revenues for 1998 increased from the prior year quarter by $8.5 million or 5.6% to $161.4 million.

     Increased revenues from grain (corn, soybeans and wheat) resulted from export shipments for corn, coupled with an increase in market share to domestic poultry markets. In addition, revenue growth stemmed from milled grains (export vegetable oils and soybean meal), and metals (new melt shop at Memphis, Tennessee, increased steel imports and several major western pipeline projects). Gains in agricultural commodities and metals more than offset reductions in automotive-related shipments resulting from the General Motors Corporation strike during July.

     Operating expenses increased $4.8 million or 4.8% to $105.3 million. Labor and fringe benefits reflected more normal levels of expense this quarter compared to last year, which benefitted from the reduction of certain compensation-related accruals. Fuel expense reflects an increase in usage (9.5%) offset by lower costs (22.8%). Materials and supplies expenses have increased from last year following a new repair program initiated in late 1997. Other expenses were higher contrasted to last year, which benefitted from the recovery of prior period expenses.

     Other income (expense), net of $2.5 million for 1998 decreased compared to $4.1 million in 1997 which benefitted from the pre-tax gain for the sale of outdoor advertising rights.

     Net interest expense of $9.3 million for 1998 increased 2.7% compared to $7.3 million in 1997 primarily from the issuance of commercial paper as a result of the termination of ICR's receivables sales program.

     Provision for income taxes was $18.4 million for 1998 and 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Total revenues for 1998 increased from the prior year period by $31.8 million or 7.0% to $486.8 million.

     Export shipments of corn during second and third quarters and new initiatives to gain market share in the domestic poultry market continued to offset weak first quarter demand for export grains. Continuing demand for milled grains (including vegetable oils and soybean meal) and continuing revenue growth in metals (new melt shop at Memphis, Tennessee, increased import steel, several major western state pipeline projects, plant expansions, and special project development) have contributed to revenue growth.


     Operating expenses increased $37.4 million or 13.0% to $326.2 million. Much of this increase is due to the $16.4 million Special Charge discussed in Note 1. Labor and fringe benefits reflected more normal levels of expense this year compared to last year, which benefitted from the reduction of certain compensation related accruals. Fuel expense reflects the increase in usage (7.0%) offset by lower costs (19.5%). Materials and supplies expense reflects costs associated with a new repair program initiated in late 1997. Other expenses were higher contrasted to last year, which benefitted from the recovery of prior period expenses relating to a derailment.

     Other income (expense), net of $8.8 million for 1998 increased $2.5 million compared to $6.3 million in 1997 primarily from a gain on sale of woodchip hopper freight cars and the elimination of fees relating to the accounts receivable sales program.

     Net interest expense of $23.3 million for 1998 increased 6.9% compared to $21.8 million in 1997 primarily from the issuance of commercial paper as a result of the termination of ICR's receivables sales program.

     Provision for income taxes includes a benefit from additional deductions resulting from exercise of stock options by ICR employees.

Liquidity and Capital Resources

Operating Data ($ in millions):               Nine Months Ended September 30,
                                              -------------------------------
                                                     1998           1997
                                                     ----           ----
Cash flows provided by (used for):
       Operating activities  ......................$ 89.6          $125.6
       Investing activities  ......................(111.3)          (79.8)
       Financing activities  ......................   3.7           (71.1)
                                                   ------          ------
             Net change in cash and
              temporary cash investments           $(18.0)         $(25.3)
                                                   =======         =======

     Cash provided by operating activities in 1998 and 1997 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:

                                               Nine Months Ended September 30,

                                                     1998            1997
                                                     ----            ----

    Communications and signals  ..................  $ 7.3           $10.9
    Equipment/rolling stock     ..................   14.5             4.0
    Track and bridges.............................   38.7            45.3
    Other.........................................    6.4             6.4
                                                    -----           -----
    Total.........................................  $66.9           $66.6
                                                    =====           =====

     Property retirements and removals generated proceeds of $4.7 million in 1998 and 1997.

     ICR anticipates that capital expenditures for 1998 will be approximately $88.6 million. Replacement expenditures of approximately $79.3 million will concentrate on track, bridges and freight car upgrades. Productivity and expansion expenditures will total approximately $9.3 million. ICR expects these expenditures are expected to be met from current operations or other available sources.

Financing Activities

     In October 1998 and 1997, ICR paid $15.8 million and $14.5 million, respectively, in cash dividends to the Corporation. Through October 1998 and 1997, ICR paid dividends of $50.4 million and $63.0 million, respectively, to the Corporation.

     ICR has a commercial paper program whereby a total of $200 million can be outstanding at any one time. At September 30, 1998, $40.0 million was outstanding. The average interest rate on commercial paper for the quarter ended September 30, 1998, was 5.81% with a range of 5.80% to 5.82%. The commercial paper program is supported by a $250 million ICR Revolver (see below). ICR's commercial program is rated A2 by Moody's and P2 by Standard & Poors. ICR's public debt is rated Baa2 by Moody's and BBB by Standard & Poors.

     In 1994, ICR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. This agreement was terminated on January 8, 1998. ICR serviced the accounts receivable sold under the agreement and retained the same exposure to credit loss as existed prior to the sale. Costs related to the agreement fluctuated with changes in prevailing interest rates. These costs, which are included in other income (expense), net, were $2.3 million for the nine months ended September 30, 1997.

     ICR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICR's commercial paper program but can be used for general corporate purposes. Outstanding commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility in reduce the available amount. No amounts have been drawn or letters of credit issued under the Revolver. At September 30, 1998, $210.0 million was available.

     Certain covenants of ICR's debt agreements require, among others, specific levels of tangible net worth but not a specific dividend restriction. At September 30, 1998, ICR exceeded its tangible net worth covenants by $45.1 million. ICR was in compliance with all covenants at September 30, 1998, and does not anticipate any difficulty maintaining such compliance in the foreseeable future.

     In June 1998, ICR issued $20 million in Medium Term Notes ("MTN's") from its 1996 shelf registration to replace $20 million in MTN's that matured in June 1998. The 1996 shelf registration can be used to issue an additional $50 million in MTN's until 2000. Currently, there are no plans to issue additional MTN debt.

     ICR believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, ICR believes it has access to the public debt market if needed.

Year 2000 Conversion

General

     The Year 2000 Compliance Project includes ICR and the Corporation. ICR has a Year 2000 Program Office to manage and oversee the Year 2000 initiative. The program is sponsored by the Vice President & Chief Financial Officer and is fully supported by senior management. The Year 2000 initiative includes information technology department supported systems; user department supported systems; personal computers and LAN; customers and electronic partners; vendors; public utilities; subsidiaries; and process control.

     ICR is committed to make its best efforts to increase the likelihood that its rail transportation services will not be interrupted, delayed, or otherwise affected by the Year 2000 problem. Year 2000 problems include, but are not limited to, failures, errors, delays, or other events resulting directly or indirectly from the inability of facilities, equipment or software to accurately and without interruption process or handle dates both before and after January 1, 2000, and to process the year 2000 as a leap year. ICR is using its best effort to be substantially Year 2000 compliant by the end of 1998.

     However, if the Year 2000 problems are not corrected by, or are delayed beyond the end of 1999, the Year 2000 problems could have a material adverse impact on the financial position, results of operations and cash flows of ICR.

     ICR expects to spend approximately $10.0 million between 1997 to 1999 to modify and replace its computer systems. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software. The total cost of the project is being funded through operating cash flows. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the useful life of the software. Accordingly, ICR does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount of spending to date is approximately $8.0 million.

Process Control

     This category is of greatest risk to ICR based on an analysis of core business processes and the impacts of Year 2000 failures. It includes, but is not limited to, locomotives, traffic control systems, signal and switch controllers, highway-rail grade crossing protection, telecommunications systems, locomotive event recorders, and crew management systems. ICR policy is to test safety-critical hardware, software and embedded systems regardless of whether they have been certified Year 2000 compliant by the vendor. ICR tests indicate that signals and crossing protection do not employ date calculations. This finding is consistent with rail industry research.

     ICR is dependent on third party vendors for Year 2000 compliancy of several key systems. The vendor of the traffic control system provided ICR with written Year 2000 readiness statement. ICR completed Year 2000 tests of hardware and software in May 1998. Another third-party vendor supports the transportation management system. This vendor formally updates ICR's information technology steering committee on Year 2000-readiness bi-monthly. Vendor remediation of the transportation management system is substantially complete and full integration testing by the vendor is scheduled for completion by the end of 1998. ICR will validate the Year 2000 readiness of the transportation management system by performing compliance tests during March 1999.

     Vendors of other process control devices and systems have provided ICR with Year 2000 readiness statements. Completion of ICR testing is currently planned for 1998.

Information Technology Department Supported Systems

     Upon completion of an inventory in July 1997, ICR identified  approximately
1.6 million lines of COBOL code in various programs as candidates for remediation. ICR will replace approximately 200,000 lines of non-Year 2000 compliant code with new software. Remediation and replacement efforts are utilizing both internal and external resources.

     Year 2000 conversion of about 1.3 million lines of code is complete. Approximately 1.1 million lines of code have also been unit tested and returned to the production environment. All programs will be migrated to a Year 2000 compliant COBOL compiler. About thirty percent of ICR's programs have been recompiled and tested. The remaining programs are on plan to be converted, unit tested, and recompiled by December 1998. Full integration testing of mainframe applications is scheduled for February 1999.

     Installation of two modules of an enterprise software solution is expected to be completed during the first quarter of 1999. Conversion of data from legacy systems has commenced and parallel testing is scheduled for the entire fourth quarter of 1998.

     In addition, Year 2000 compliant versions of the mainframe computer operating system and related system software were installed during the second quarter of 1998.

User Department Supported Systems

     This category includes mainframe, mid-range, and personal computer applications. Mainframe systems are comprised primarily of data extraction and analysis programs and databases. An inventory of these systems is complete. Many of these systems are not critical or do not employ date comparisons. Remediation is expected to be completed in 1998.

     The operating system of the mid-range computer is Year 2000 ready. Remediation of the application programs is complete and testing is expected to be completed during the fourth quarter 1998.

     The inventory and risk assessment process has determined that user department supported personal computer applications are not critical. Approximately eighty percent of these programs do not employ date calculations. Repair or retirement of the remaining programs is expected to be completed no later than the first quarter of 1999.

Personal Computers and LAN

     Substantially all LAN-connected personal computers have been inventoried and certified as Year 2000 ready. About thirty percent of freestanding personal computers are certified, and the rest are on plan for completion in 1998.

     Generally, client-server hardware and software have been designed to be Year 2000 compliant. However, a client-server application with data feeds from older mainframe systems using two-digit years may require building bridges or conversion programs to use data from those mainframe systems. These bridges are being built as part of the installation of enterprise software described above.

Customers and Suppliers

     We contacted our top 165 shippers and approximately 1,500 rail and private car interchange partners to request confirmation that they have internal processes in place to prevent Year 2000 failures. About fifty percent of the shippers have responded that they have Year 2000 programs. The process of contacting non-responding shippers began in September 1998. Shippers and essential interchange partners will be monitored during 1999 to determine whether Year 2000 readiness was attained.

     ICR uses electronic data interchange (EDI) to exchange data with customers and other railroads. New industry standards for EDI requiring a four-digit year will be implemented by ICR. Since some companies will continue to use two-digit years, ICR will support older versions of EDI transaction sets and interpret two-digit years within the appropriate century.

     ICR is also taking steps to increase the likelihood that the flow of goods and services provided by suppliers will not be interrupted by Year 2000 failures. ICR asked 1,100 suppliers to certify that their products are Year 2000 compliant and that their internal systems will work properly beyond 1999. Over 700 have responded and indicated that they have a Year 2000 project in place. In addition, about 120 critical vendors have been identified and they will be monitored during 1999 to determine whether Year 2000 readiness was attained. ICR relies on a value-added network (VAN) for EDI with vendors. The VAN provider has verified that hardware and software is Year 2000 compliant via information on its' Internet site.

     ICR asked 265 private and municipal public utility companies to certify that their services will not be interrupted by Year 2000 failures and that their internal business processes and systems will work properly beyond 1999. Approximately fifty percent responded that they have a Year 2000 plan.

Business Continuity and Contingency Planning


     Business continuity and contingency planning to address Year 2000-related failure scenarios and ICR's response is an integral part of ICR's Year 2000 program. ICR is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan fail. Under a worst case scenario, ICR operations would halt in a short time. Events likely to trigger a worst case scenario include failure of third party supported traffic control or transportation management systems; failure of process control hardware or software; the loss of the public telecommunications network; or failure of the electric power grid. Risk assessment and contingency plans are expected to be completed by the end of the first quarter of 1999.


     The costs of the remediation and testing and the dates on which ICR plans to complete Year 2000 efforts are based on management's best estimates. The estimates were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material difference include, but are not limited to, the continued availability of internal and external resources, the timetables for internal and third party testing, the types of Year 2000 failures ICR might face, and similar uncertainties.


Other Matters

     In April 1998, the Corporation, ICR's parent, announced a 15-year marketing alliance with CN and Kansas City Southern Railway Company. The alliance will offer shippers new competitive options in a rail freight transportation network linking key north-south continental freight markets. In addition, the marketing alliance will give shippers access to Mexico's largest rail system. Under terms of the marketing alliance, the companies will coordinate sales and marketing, operations, fleets, and information systems, but not for traffic movements where any two alliance members provide the only direct rail service.

     ICR has entered into four diesel fuel collar agreements each covering monthly settlement on one million notional gallons. The agreements are not speculative, but rather are used as hedges against ICR's anticipated diesel fuel purchases. Each agreement covers approximately 20% of ICR's anticipated diesel fuel purchases for the twelve-month period of each agreement. At any given time, the overlapping agreements cover no more than 80% of ICR's anticipated purchases. If the actual monthly average of the daily per gallon spot price for Gulf Coast heating oil, the referenced commodity, as published in Platt's Oilgram ("Monthly Average") is greater than the cap price per gallon, ICR receives a payment equal to the excess amount multiplied by the notional gallons. Conversely, if the Monthly Average is below the floor price per gallon, ICR makes a payment equal to the deficit amount multiplied by the notional gallons. If the Monthly Average is equal to or between the cap and floor price per gallon, no payment is received or made by ICR.

Environmental Liabilities

     ICR's operations are subject to comprehensive environmental regulation by federal, state and local authorities. Compliance with such regulation requires ICR to modify its operations and expend substantial manpower and financial resources.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), and similar state and federal laws, ICR is potentially liable for the cost of cleanup of various contaminated sites. ICR generally participates in the clean-up at sites where other substantial parties share responsibility through cost-sharing arrangements, but under Superfund and other similar laws ICR can be held jointly and severally liable for all environmental costs associated with such sites.

     ICR is aware of approximately 21 contaminated sites at which it is probably liable for some portion of any required cleanup. Of these, 13 involve contamination primarily by diesel fuel that are expected to be remediated without material cost. Seven other sites are expected to require more than $1 million each in clean-up costs. At five of these sites other parties are expected to contribute the majority of the costs incurred.

     For all known sites of environmental contamination where ICR loss or liability is probable, ICR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of ICR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At September 30, 1998, ICR estimated the probable range of its liability to be $8.5 million to $44.1 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $8.7 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

     The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically ICR leased substantial amounts of property to industrial tenants, and ICR continues to haul hazardous materials that are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that ICR will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on ICR`s financial position, results of operations, cash flow or liquidity.

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

--------------------------------------------------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements about ICR that are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations of ICR. Also, statements including the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Readers should note that many factors could materially affect the future financial results of ICR and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document. Accordingly, ICR identifies the following important factors that could cause ICR's actual financial results to be materially effected. The costs of the project and the date on which ICR plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The variability of fuel prices can be offset through hedging, but hedging activities may fail to achieve that purpose or may result in expense that might not have been otherwise incurred, in the event that ICR fails to anticipate adequately its fuel requirements or the timing, magnitude and direction of changes in fuel prices. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that ICR will not incur material environmental liabilities in the future. These forward-looking statements speak only to the date of this filing. ICR disclaims any obligation or undertaking to disseminate any updates or revisions to any such statement to reflect changes in ICR's expectations or any change in events, conditions or circumstances on which any such statements are based.

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





                              ILLINOIS CENTRAL RAILROAD COMPANY




                                John V. Mulvaney
                      Vice President & Chief Financial Officer



                                Douglas A. Koman
                                  Controller
Date: November 13, 1998

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