Form 10-K
period 1998-12-31
ILLINOIS CENTRAL RAILROAD CO
filed 1999-03-26
CIK 49792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:
Title of each class so registered:              Name of each exchange on which
Illinois Central Railroad Company               each class is registered:
6-3/4% Notes due May 15, 2003                   New York Stock Exchange


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

     As of March 26, 1999, there were 100 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT THROUGH ITS PARENT, ILLINOIS CENTRAL CORPORATION (FORMER SEC FILE NO. 1-10720), IS AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF CANADIAN NATIONAL RAILWAY COMPANY (SEC FILE NO.1-2413) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) and (b) of FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                    FORM 10-K

                          Year Ended December 31, 1998

                                      INDEX

PART I                                                                10-K Page

   Item 1.   Business...................................................  3
   Item 2.   Properties.................................................  9
   Item 3.   Legal Proceedings.......................................... 13
   Item 4.   Submission of Matters to a Vote of Security Holders (A).... 14

PART II

   Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters........................................ 14
   Item 6.   Selected Financial Data (A).................................14
   Item 7.   Management's Discussion and Analysis of Financial Condition
             And Results of Operations...................................14
   Item 8.   Financial Statements and Supplementary Data.................26
   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................26

PART III

   Item 10.  Directors and Executive Officers of the Registrant (A)......27
   Item 11.  Executive Compensation (A)..................................27
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management (A)..............................................27
   Item 13.  Certain Relationships and Related Transactions (A)..........27

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K....................................................27

SIGNATURES   ............................................................28

   (A) Omitted or amended as the registrant through its parent, Illinois Central Corporation (Former Sec File No. 1-10720), is an indirect wholly-owned subsidiary of Canadian National Railway Company (Sec File No. 1-2413) and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format

                                     PART I

Item 1.  Business
-----------------

Background

        Illinois Central Railroad Company (the "ICR") traces its origin to 1851, when ICR was incorporated as the nation's first land grant railroad. ICR currently operates 2,600 miles of main line track between Chicago, Illinois and the Gulf of Mexico, primarily transporting chemicals, coal, paper, grain and milled grain, and intermodal trailers and containers. ICR is a wholly owned subsidiary and a principal asset of Illinois Central Corporation (the "Corporation"). The Corporation is an indirect wholly owned subsidiary of Canadian National Railway Company (the "CN")

        The principal executive office of ICR is located at 455 North Cityfront Plaza Drive, Chicago, Illinois 60611-5504 and its telephone number is (312) 755-7500.

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

        In 1998, no customer accounted for more than 10% of revenues, two customers exceeded 5% and the ten largest customers accounted for approximately 36% of revenues.

Contributions to Total Revenues by Commodity Group

         The respective percentage contributions by principal commodity group to ICR's revenues during the past five years are set forth below:

               Contributions to Total Revenues by Commodity Group
 Commodity
 Group                        1998      1997       1996       1995      1994
 -----                        ----      ----       ----       ----      ----
Chemicals...................  25.1%     26.7%      27.6%      25.2 %    24.8%
Grain, mill & food products.  18.4      17.4       18.9       21.9      18.7
Paper & forest products.....  16.2      16.9       12.6       16.9      18.1
Coal........................  12.0      12.2       14.1       12.9      15.2
Intermodal..................   8.3       8.6        8.7        7.3       6.6
All other...................  20.0      18.2       18.1       15.8      16.6
Total....................... 100.0%    100.0%     100.0%     100.0%    100.0%

         In 1998, approximately 67% of ICR's freight traffic originated on its own lines, of which approximately 21% was forwarded to other carriers. Approximately 19% of ICR's freight was received from other carriers for final delivery by ICR, and the balance of approximately 14% represented bridge or through traffic.

Terminal Operations

         ICR currently has facilities or terminal operations that contribute to revenues and enhance the flow of rail traffic. Most of these facilities have been developed since 1994. Following are descriptions of two ICR terminals.

         In 1996, ICR constructed a 75-acre intermodal terminal for the exclusive use of the Canadian National Railway Company("CN"). The facility has an annual capacity of 250,000 intermodal "lifts." An intermodal "lift" is the placement of a container or truck trailer on or off a railcar. ICR owns the facility and operates it on CN's behalf. ICR is compensated through fees paid for each lift.

         In 1994, ICR constructed a transload facility in Harvey, Illinois. This facility stores primarily railcars of plastic pellets. These pellets are subsequently loaded into tanker trucks for distribution to smaller, non-rail-served manufacturers. ICR spent $1.0 million to double the capacity of this terminal in 1997.

Operating Statistics

         Set forth below is certain information relating to ICR's freight traffic during the past five years.

                                  1998      1997      1996      1995      1994
                                  ----      ----      ----      ----      ----

Carloads (in thousands).......     951       926       927       957       915
Freight train miles
  (in thousands)1.............   8,102     8,078     7,950     7,758     7,179
Revenue ton miles of freight
  traffic (in millions)23.....  23,359    22,156    22,511    23,773    20,582
Revenue tons per carload......    72.8      67.6      71.7      74.7      76.3
Average length of haul
  (in miles)..................     325       307       309       328       286
Gross freight revenue per
  ton mile34..................   $.026     $.026     $.026    $ .026   $  .028
Net freight ton miles per
  average route mile
  (in millions)...............     9.0       8.4       8.2       9.0       7.6
Gallons per ton mile5.......... .00227    .00235    .00236    .00234    .00248
Active locomotives............     301       324       331       333       328
Track resurfacing (miles).....   1,228     1,235     1,360     1,360     1,397
Percent resurfaced............   31.1%     31.0%     33.7%     32.2%     33.0%
Ties laid in replacement
  (including switch ties)..... 243,853   329,413   425,999   408,760   346,994
Slow order miles..............   77.85     58.78    100.00    209.76    275.79


1 Freight  train  miles  equals the total  number of miles  traveled  by all trains in the movement of freight.
2 Revenue ton-miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
3 Prior years have been restated to eliminate non-revenue ton-miles.
4 Revenue per ton-mile equals gross freight revenue divided by revenue ton-miles of freight traffic. 5 Gallons per ton-mile equals the amount of fuel required to move one ton of freight one mile.


         The following table summarizes operating expense-to-revenue ratios of ICR for each of the past five years. The table analyzes the various components of operating expenses based on the line items appearing on the income statements. The ratio is generally used within the railroad industry as a measure of operating efficiency; ICR has had the lowest, i.e. best, ratio among major railroads in the U.S. and Canada in each of the last eight years.

    Ratio                           1998      1997       1996     1995   1994
    -----                           ----      ----       ----     ----   ----

Operating1.......................   63.8%     63.4%      64.4%    65.6%   67.7%
Labor and fringe benefits........   29.2      29.8       29.5     30.2    30.9
Leases and car hire..............    8.3       8.2        9.2      9.1    10.0
Diesel fuel......................    4.2       5.4        5.6      5.1     5.3
Materials and supplies...........    5.2       5.3        5.1      5.4     6.0
Depreciation and amortization....    5.5       5.3        5.0      4.8     4.2
Casualty, insurance and losses...    2.7       2.5        1.8      2.7     4.0
Other taxes......................    3.0       3.2        2.7      2.8     2.9
Other............................    5.7       3.7        5.5      5.5     4.4


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

         Approximately 90% of all employees are represented by one of eleven unions. The general approach to labor negotiations by Class I railroads is to bargain on a collective national basis. For several years now, one of ICR's guiding principles is that local -- rather than national, industry-wide -- negotiations will result in labor agreements that better address both employees' concerns and preferences and ICR's actual operating environment. To date, all of ICR's eleven bargaining units have ratified local agreements that resolve wage and work-rule issues through 1999 for non-operating crafts and through the year 2000 for engineers and trainmen.

         There are risks associated with negotiating locally. Presidents and Congress have repeatedly demonstrated they will step in to avoid national strikes, while a local dispute may not generate federal intervention, making an extended work stoppage potentially more likely. ICR's management believes the potential mutual benefits of local bargaining outweigh the risk.

         The following table shows the average annual employment levels for the last five years:

                      1998    1997    1996    1995    1994
                      ----    ----    ----    ----    ----
    Total Employees  3,192   3,295   3,238   3,268   3,250


         Management believes that over the next several years attrition and retirements will be the primary source of declines in employment levels. Increases in employment levels, particularly in train operations, are possible in response to growth of business.

Regulatory Matters; Freight Rates; Environmental Considerations

         ICR is subject to significant governmental regulation by the Surface Transportation Board (the "STB") and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

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

         ICR currently transports Southern Illinois coal that will not meet the environmental standards of Phase II of the Clean Air Act unless blended with lower-sulfur coal or users of the coal install air scrubbers. As a result, this source of traffic may decline in advance of or consistent with Phase II implementation in the year 2000. On the other hand, ICR is participating in movements of Western coal (lower-sulfur) and certain Southern Illinois coal that is being blended with low-sulfur Eastern coal to comply with Phase II. ICR anticipates these sources of traffic may increase. Overall, management believes that implementation of Phase II of the Clean Air Act is unlikely to have a material adverse effect on the results of ICR.

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

Railroad's Results Influenced by Economic Conditions

         In any given year, ICR, like other railroads, is susceptible to changes in the economic conditions of the industries and geographic areas that produce and consume the freight it transports. Many of the goods and commodities carried by ICR experience cyclicality in demand. The operations of ICR can be expected to reflect this cyclicality because of the significant fixed costs inherent in railroad operations. ICR's revenues are affected by prevailing economic conditions and should an economic slowdown or recession occur in the United States or other key markets, the volume of rail shipments carried is likely to be reduced.

Competition

         ICR faces intense competition for freight traffic from trucks, river barges, pipeline carriers, and other railroads. Competition is generally based on the rates charged and the quality and reliability of the service provided. At December 31, 1998, there were 9 railroads in the United States classified by revenues as Class I railroads. ICR is sixth in revenues and has the best operating ratio.

         To a greater degree than other rail carriers, ICR is vulnerable to barge competition because its main routes are parallel to the Mississippi River system. The use of barges for some commodities, particularly coal and grain, often represents a lower cost mode of transportation. Barge competition and barge rates are affected by navigational interruptions from ice, floods and droughts that can cause widely fluctuating barge rates. ICR's ability to maintain its market share of the available freight has traditionally been affected by the navigational conditions on the river. As a result, ICR's revenue per ton-mile has generally been lower than industry averages for these commodities.

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

         Most of ICR's operations are conducted between points served by one or more competing carriers. The consolidation in recent years of major rail systems has resulted in strong competition in the service territory of ICR. The mega-carriers could use their size and pricing power to block shippers' access to efficient gateways and routing options that are currently and have been historically available. Mergers have not had a material adverse impact on the results or financial condition of ICR. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments - Canadian National Tender Offer."

Adverse Factors Affecting Fuel Prices

         ICR currently has hedging programs in place through November 1999, to mitigate the effects of fuel price changes on its operating margins and overall profitability. ICR has entered into several collar agreements to mitigate the risk of fuel price volatility. ICR also monitors its hedging positions and credit ratings of its counter parties and does not anticipate losses due to counterparty nonperformance.

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

Item 2.  Properties
-------------------

Physical Plant and Equipment

         System. As of December 31, 1998, ICR's total system consisted of approximately 4,500 miles of track comprised of 2,600 miles of main line, 200 miles of secondary main line and 1,700 miles of passing, yard and switching track. ICR owns all of the track except for 190 miles owned by other railroads. ICR operates over the non-owned track by separate agreements with those railroads.

         Track and Structures. The following amounts have been spent during the five years ended December 31, 1998, on track and structure to construct and maintain rail lines and related signal equipment, and other facilities ($ in millions):

                          Capital
                       Expenditures        Maintenance                Total
                       ------------        -----------                -----

1998.........              76.6                23.9                   100.5
1997.........              91.1                16.7                   107.8
1996.........              91.2                23.7                   114.9
1995.........              66.9                33.5                   100.4
1994.........              63.2                29.1                    92.3
                           ----                ----                    ----

  Total......            $389.0              $126.9                  $515.9
                         ======              ======                  ======

         These expenditures have concentrated primarily on the routine maintenance of the track roadway and bridges. Approximately 1,200, 1,200 and 1,400 miles of roadway ballast was resurfaced in 1998, 1997 and 1996, respectively. In 1996, a total of $20.1 million was spent to construct an intermodal terminal facility for the CN (the "CN Terminal").

         Locomotives and Freight Cars. Over the last five years lease of 61 used SD-40-2's and 20 new SD-70's have enabled ICR to replace older, lower horsepower and less efficient locomotives. (The 20 SD-70's replaced 31 older, smaller locomotives.)

         In March and April 1999, ICR will purchase an additional 20 new SD-70 locomotives. These units will also be used to replace older, lower horsepower and less efficient locomotives.

         Approximately 1,825 freight cars and 79 locomotives leased by ICR are leased from another subsidiary of the Corporation.

         In 1998, ICR sold 230 woodchip hopper freight cars representing 24% of that car type as a result of declining demand for that car type.

         In 1996, ICR began a covered hopper fleet program under which existing equipment was either modernized or replaced. In 1997 and 1996, approximately 800 cars, operated under short-term car hire arrangements and various leases, were returned and replaced with 900 new high capacity hoppers which are being leased under an operating lease from an unrelated third party.

         The following is the overall fleet at December 31:

Total Units:              1998     1997     1996     1995     1994
------------              ----     ----     ----     ----     ----
Locomotives1               346      365      391      397      417
Freight cars..........  14,213   15,375   15,838   15,872   16,498
Work equipment........     641      641      655      654      625
Highway trailers......     928      888      889      898      898


1 Approximately 28 locomotives need repair before they can be returned to service. This equipment is either repaired, if needed on an ongoing basis, or sold. ICR sold 16, 30, 6, 40 and 48 surplus locomotives in 1998, 1997, 1996, 1995 and 1994, respectively. The active fleet was 301 as of December 31, 1998. Also, 17 locomotives are being subleased.

    The components of the fleet owned, leased and in total for 1998 and in total for 1997 are shown below:

                                         Long-Term        1998            1997
Description 1              Owned 2         Lease         Total           Total
-------------              -------         -----         -----           -----

Locomotives:
  Multipurpose               209             79            288             300
  Switching                   58              -             58              65
                              --                            --              --
            Total            267             79            346             365
                             ===             ==            ===             ===

Freight Cars:
 Box (general service)       214            649            863           1,430
 Box (special purpose)     2,226          1,088          3,314           2,896
 Gondola                     989            598          1,587           1,617
 Hopper (open top)         1,585          1,970          3,555           3,738
 Hopper (covered)          2,661          1,709          4,370           4,612
 Flat                        209            366            575             579
 Other                       523            567          1,090           1,264
                             ---            ---          -----           -----
   Total                   8,407          6,947         15,354          16,136
                           =====          =====         ======          ======
 Work Equipment              641              -            641             641
                             ---                           ---             ---
  Highway trailers            40            888            928             888
                              ==            ===            ===             ===


1 In addition, approximately 1,117 freight cars were being used by ICR under short-term car hire agreements. 2 Includes 53 locomotives and 760 freight cars under capital leases.

Environmental Conditions

         ICR faces potential environmental cleanup costs associated with approximately 9 contaminated sites and various fueling facilities for which a total of $7.2 million has been reserved as of December 31, 1998. The most significant of those sites are described below.

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

Jackson, Tennessee

         A rail yard in Jackson, Tennessee, formerly owned by ICR has been placed on the federal and state "superfund" list as a result of the discovery of Trichloroethane ("TCE") in the adjacent municipal water well field. ICR formerly operated a shop facility at the site and TCE is a common component of solvents similar to those believed to have been used in the shop. ICR demonstrated to the Tennessee Department of Environmental Management's satisfaction that the TCE did not come from its operation, or from this site. In November 1998, ICR excavated a small volume of lead contaminated soil from the site and has now completed all remediation required under federal and state superfund laws. ICR is currently negotiating the scope of a clean-up plan to address petroleum contamination discovered during the course of its superfund site investigation. See Item 3. "Legal Proceedings."

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

Kegley, Illinois

         Emergency response action has been taken by ICR at this scene of a 1994 derailment in which about 22,000 gallons of TCE were released. The spill has been contained by construction of an impervious wall extended into the bedrock and encircling the site. ICR has enrolled in Illinois' Pre-Notice Site Cleanup Program and is voluntarily remediating the site. Estimates of remaining clean-up costs range between $1.4 million and $7.0 million.

East Hazel Crest, Illinois

         In 1994, ICR learned that an underground fuel line had leaked about 100,000 gallons of diesel fuel into the soil and groundwater. ICR has replaced the fuel tank and piping, has constructed a groundwater remediation system and has enrolled the site in Illinois' Pre-Notice Site Clean-up Program. Estimates of remaining clean-up costs range between $.3 million and $.7 million.

Bossier City

         ICR leased land located in Bossier City, Louisiana to T. J. Moss Tie Company and corporate successor Kerr McGee Chemical Corporation from 1928 to 1980, at which time the property was sold to Kerr McGee. Moss and Kerr McGee operated a creosoting facility at this site from 1928 to 1988. Kerr McGee notified ICR that it intends to hold ICR responsible for a portion of whatever cleanup costs, if any it ultimately incurs at this site. ICR is not in possession of any information at this time that would enable it to determine whether any clean-up is necessary and to estimate what that clean-up might cost.

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

Item 3.  Legal Proceedings
--------------------------

GATX Tank Car Explosion September 9, 1987 at New Orleans (Civil District Court, Parish of Orleans, Louisiana No. 87-16374)

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. On June 17, 1998, the trail court re-entered judgment in favor of the class and certified it for interlocutory appeal. The case awaits hearing in the trail court on post-trial motions. The Company believes the plaintiff's claims have no basis and intends to continue to challenge them vigorously.

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

         ASD terminated the Joint Tech Agreement on August 27, 1997 and has threatened to reinstate the 1985 litigation - ICR expects its share of remaining clean-up cost to range between $0.6 million and $4.0 million.

In the Matter of Illinois Central Railroad Company, et al., Tennessee Division of Superfund No. 94-0187

         The Tennessee Department of Environment and Conservation, on June 6, 1994, issued a Remedial Order requiring clean up by ICR and the current owners of a site in Jackson, Tennessee. ICR operated a rail yard and locomotive repair facility at the site. TCE has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the shop. ICR demonstrated to the Tennessee Department of Environmental Management's satisfaction that the TCE did not come from its operation, or from this site. In November 1998, ICR excavated a small volume of lead contaminated soil from the site and has now completed all remediation required under federal and state superfund laws. ICR is currently negotiating the scope of a clean-up plan to address petroleum contamination discovered during the course of its superfund site investigation.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      Intentionally omitted. See Index page of this report for explanation.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
         Matters
         -------

         All of the outstanding common stock of the ICR (100 shares) is owned by the Corporation and therefore is not traded on any market. Certain covenants of ICR's Revolver, while not specifically restricting dividends, do require the ICR to maintain minimum levels of tangible net worth. While not anticipated, such restrictions could limit the amount of dividends paid by the ICR to the Corporation. ICR paid cash dividends to the Corporation of $50.3 million in 1998, $62.9 million in 1997, $103.2 million in 1996 and $107.7 million in 1995.
At December 31, 1998, approximately $42.1 million of ICR equity was free of such restriction.

Item 6.  Selected Financial Data
--------------------------------

         Intentionally omitted. See Index page of this Report for explanation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

Significant Developments

Canadian National Tender Offer

         On February 10, 1998, the Corporation and CN entered into an Agreement and Plan of Merger (as subsequently amended, the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Purchaser"), a wholly-owned subsidiary of CN, acquired on March 13, 1998, 46,051,761 of the outstanding shares of the Corporation's Common Stock (the "Shares") at a price of $39.00 per share through a cash tender offer (the "Offer"). The Corporation's Board of Directors unanimously approved the Merger Agreement and the transaction contemplated. On June 4, 1998, the Purchaser was merged with and into the Corporation (the "Merger") and the remaining outstanding Corporation common shares not purchased pursuant to the Offer were converted into a right to receive 0.633 share of CN common stock for each share of Corporation common stock. Pursuant to the Merger, each share of the Corporation's Common Stock, including treasury stock held by the Corporation, was cancelled, and the Corporation became an indirect, wholly owned subsidiary of CN with 100 shares of no-par Common Stock issued and outstanding. These shares were deposited in an independent, irrevocable voting trust while CN and the Corporation await review of the transaction by the STB.

         Pursuant to the Merger Agreement, subject to consultations with the Corporation and after giving good faith consideration to the views of the Corporation, CN shall have final authority over the development, presentation and conduct of the STB case, including decisions as to whether to agree to or acquiesce in conditions. The Corporation shall take no regulatory or legal action in connection with the STB without CN's consent. The STB could impose conditions or restrictions as it relates to CN's acquisition of control of the Corporation. If the STB does not approve CN's acquisition of control of the Corporation or CN deems any conditions imposed by the STB unacceptable, CN would be obligated to sell all the Corporation common shares held by the voting trust. The STB's decision is expected in the second quarter of 1999.

         The Corporation and ICR recorded a special charge (the "Special Charge") during 1998 for costs associated with the CN Merger Agreement. The Special Charge totaled $28.4 million at ICR for costs relating primarily to payments under various compensation plans payable following the change in control. Included in the $28.4 million is approximately $9.1 million for payments under the Incentive 2000 Plan. Additionally, approximately thirty executive officers of ICR are covered by Employment Security Agreements and are entitled to receive either two or three years of severance benefits if within two years after the change in control, their employment is terminated by ICR without cause or they resign with good reason. The Special Charge includes approximately $12.0 million in connection with these agreements. If all Employee Security Agreements were to be activated, ICR estimates it would incur additional liability of $14.0 million.

        The Corporation's Employee Stock Purchase Plan and Management Employee Discounted Stock Purchase Plan were terminated following completion of the Offer.


Results of Operations

        The discussion below takes into account the financial condition and results of operations of ICR for the years presented in the consolidated financial statements.

1998 Compared to 1997

        Total revenues for 1998 increased from the prior year by $28.8 million, or 4.6%, to $651.3 million. Modest increases in the number of carloadings of 2.7% and average freight revenue per carload of 1.5%, were offset by decreases in other revenues including switching and terminal services.

        Chemical traffic losses created by the Asian economic crisis were partially offset by strength in certain commodity lines and gain in market share. The benefits of the service agreement with the Burlington Northern Santa Fe Railroad ("BNSF") and effects of the newly created Alliance between ICR, CN and Kansas City Southern Railway ("KCS") also contributed to the positive gain. (See "Item 1. Business-Competition").

        Despite a continued weakness in the U.S. export markets for whole grains, ICR's export volumes increased slightly. This increase coupled with a continued growth in both the domestic processor business and the traditional poultry markets, resulted in a modest increase in both carloads and revenue in 1998. Grain mill products experienced an increase during 1998, driven by increased shipments of oils and meals to both export markets (including river terminals and Gulf exports) and domestic markets.

        Paper and forest products remained flat year over year. The Asian market crisis also impacted ICR's forest products business during 1998. Pulp production was affected by extended downtime at two ICR-served mills as a result of decreased export shipments. As these mills operated throughout the year at reduced capacity, inbound fiber shipments were also reduced. Linerboard held steady in spite of weak paper prices. Conversely, several mills served by other carriers took downtime providing opportunities for ICR-served mills. Additionally, the increased number of housing starts was reflected in increased lumber and plywood shipments in 1998.

        Coal revenues increased slightly in 1998. Early correction of production problems at mines in the Illinois Basin and resumption of near-normal rail operations on Western Coal movements, coupled with a hot summer and nuclear powered electric generation plant outages, increased coal consumption in the Midwest and Southeast.

        Intermodal revenues exceeded 1997, even though volumes did not, due to improvement in ICR's traffic mix. Union Pacific Railway haulage for 1998 fell below 1997 levels while other trailer and container business finished strong ahead of a record year in 1997. ICR automotive business during 1998 was at the highest levels in six years. The addition of Volkswagen buoyed volumes during the last quarter and strong sales for Honda continue to anchor the ICR automotive numbers.

        In the all other commodities group, metals traffic was strong for ICR, closing out 1998 well ahead of 1997 in both carloads and revenues. The advent of a full year of direct-reduction iron pellet shipments from Convent, LA, Stupp Brothers' expansion at Baton Rouge, LA, several large pipe movements combined with Birmingham Steel at Memphis, TN coming on-line. Fourth quarter 1998, however, began to show weakness in the metals market place, first with lower scrap prices followed by lower steel prices as a result of intense pressure from import steel.

        Excluding the $28.4 million Special Charge discussed above, operating expenses overall increased $21.0 million or 5.3% in 1998. Labor and fringe costs increased $4.7 million or 2.5% primarily reflecting contract and merit increases. Lease and car hire increased $2.8 million or 5.5% in 1998 as a result of increased business levels. Fuel expense decreased $6.2 million or 18.6% reflecting lower cost (20.3%) offset by higher usage (1.6%). Increase in depreciation and amortization of $2.5 million or 7.6% is the result of higher capital spending initiatives beginning in 1996. Casualty, insurance and losses increased $2.1 million or 13.5% primarily as a result of two fatalities that occurred in 1998 and adverse developments in other pre-1998 occurrences. Other expense increased a total of $14.3 million compared to 1997. Approximately $5.9 million of the change was related to recovery of expenses in 1997 for a derailment that occurred in 1994. Additionally, $2.8 million in credits were not received in 1998 compared to 1997 following the termination of joint facility agreements with another railroad. Other income (expense), net increased $5.9 million in 1998 primarily from gains on sale of woodchip hopper freight cars and settlement of contract dispute, and elimination of fees relating to ICR's accounts receivable program.

        Favorable borrowing rates for commercial paper resulted in a $0.5 million decline in interest expense, net despite increased commercial paper issuances as the source of funds following termination of ICR's accounts receivable sales program.

1997 Compared to 1996

        Total revenues for 1997 increased from the prior year by $5.3 million, or 0.9%, to $622.5 million. Modest decreases in the number of carloadings of 0.1% and average freight revenue per carload of 0.7%, were offset by increases in other revenues including switching and terminal services.

        Strength in chemical traffic that began in the latter part of 1996 continued as expected into 1997. Strength was across the board among most chemicals, and rail rates were strong. Chemical loadings and revenues benefited from a service agreement with the BNSF. Management believes that the future annual benefit of the agreement will grow although it is taking longer than expected for BNSF to penetrate the Union Pacific/Southern Pacific ("UPSP") markets to which it gained access through the UPSP merger case.

        Export demand for U.S. grains remained weak throughout 1997. Very strong demand for grain in 1996, coupled with meager supply particularly of corn, resulted in abnormally high prices paid for grain in 1996 that in turn stimulated abnormally high plantings of grains by other countries. Consequently, while the 1996 harvests of corn and soybeans in Illinois were good, export demand for U.S. grains was abnormally low (including wheat for which ICR is a residual carrier) as global buyers turned to other countries' bumper crops and lower prices. In January 1997, management lowered its grain expectations and cautioned that weak export grain markets were likely to curtail ICR's 1997 revenue growth.

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

        As expected, metals traffic of this commodity group fell short of the 1996 all-time record year that mirrored exceptional strength in the steel industry and included some large non-recurring spot moves. Also, as expected, a major shipper took its plant down for several months in order to effectively double its productive capacity, which resulted in near-term loss of business for ICR but sets the stage for future growth with this customer. Birmingham Steel completed construction of its new mill in Memphis in the fourth quarter of 1997 and began to take inbound product.

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

        Provision for income taxes of $70.1 million for 1997 included a $4.1 million benefit from the donation of property.


Liquidity and Capital Resources

Operating Data ($ in millions):

Cash flows provided by (used for):         1998          1997            1996
                                           ----          ----            ----

     Operating activities                 $151.0        $184.3          $165.0
     Investing activities                 (122.3)       (117.0)         (226.1)
     Financing activities                  (28.1)        (85.4)          104.4
                                           -----         -----           -----
     Net change in cash and temporary
      cash investments                   $  0.6         $(18.1)         $ 43.3
                                         ======         ======          ======

        Cash from operating activities in 1998, 1997 and 1996 was primarily net income before depreciation, deferred taxes and extraordinary item.

Investing Data

     Additions to property were as follows ($ in millions):

                                               1998         1997           1996
                                               ----         ----           ----
         Communications and signals......     $10.1       $ 10.1         $ 12.1
         Equipment/rolling stock.........      21.7         19.9           27.7
         Track and bridges...............      53.7         65.7           53.9
         Other...........................      12.7         15.2           25.2
                                               ----         ----           ----
                 Total...................     $98.2       $110.9         $118.9
                                              =====       ======         ======

         Expenditures for CN Terminal of $2.0 million was included in other for 1997 and expenditures of $3.3 million and $16.8 million were included in track and bridges, and other, respectively, in 1996. In 1996 capital expenditures exceeded original estimates as several opportunities to acquire equipment were acted upon in accordance with ICR's strategy of owning more of its equipment. Property retirements and removals generated proceeds of $6.4 million, $4.9 million, and $6.0 million in 1998, 1997 and 1996, respectively.

         ICR anticipates that capital expenditures for 1999 will be approximately $91.0 million. Replacement expenditures of $78.9 million will concentrate on track maintenance, bridges and freight car upgrades. Productivity and expansion expenditures will total $12.4 million. These expenditures are expected to be met from current operations or other available sources. If the merger with CN is approved, additional capital expenditures may be incurred to implement various aspects of a combined operating plan.

Financing Activities

         For the three years ended December 31, 1998, ICR has paid $222.1 million in dividends to the Corporation ($50.3 million in 1998, $62.9 million in 1997 and $108.9 million in 1996.) Included in the 1996 dividends to the Corporation is the March 1996 transfer by ICR of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

         ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by the $250 million ICR Revolver (see below). At December 31, 1998, Standard & Poor's Corporation ("S&P") and Moody's Investor Services ("Moody's") have rated the commercial paper A2 and P2, respectively. At December 31, 1998, no amounts were outstanding. The average interest rate on commercial paper outstanding for the year ended December 31, 1998, was 5.78% with a range of 5.71% to 5.82%. ICR's public debt is rated BBB by S&P and Baa2 by Moody's.

         In 1994, ICR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. This agreement which was terminated on January 8, 1998, had permitted sales of trade accounts receivable up to a maximum of $50 million at any one time. Costs related to the agreement fluctuated with changes in prevailing interest rates. These costs, which are included in other income (expense), net, were $3.0 million, and $2.9 million for the years ended December 31, 1997 and 1996, respectively.

         ICR has a $250 million revolver ("ICR Revolver") with its bank lending group that expires in 2001. Fees and borrowing spreads are predicated on ICR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility. At December 31, 1998, $20 million was drawn and outstanding, and no letters of credit were outstanding.

         Certain covenants of ICR's debt agreements require specific levels of tangible net worth but not a specific dividend restriction. At December 31, 1998, ICR exceeded its tangible net worth covenants by $42.1 million. ICR was in compliance with all covenants at December 31, 1998, and does not contemplate any difficulty maintaining such compliance.

         ICR has a shelf registration from 1996 which can be used to issue an additional $50 million in MTN's or other debt until 2000. Currently, there are no plans to issue additional debt but replacing maturing MTN's, capital investments and other ventures could necessitate use.

         The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, the Company believes it has access to the public debt market if needed.

Year 2000 Issues

      Overview

         ICR has long viewed the Year 2000 issue a serious challenge because the safety of its employees, customers, and the public is a top priority. ICR began to address the Year 2000 issue in 1997. As a result of those efforts, mission- and safety-critical hardware, software, and embedded systems controlled by ICR are substantially Year 2000 ready.

         The Year 2000 Readiness Project includes ICR and the Corporation. The Year 2000 Program Office established by ICR in 1997 to manage and oversee Year 2000 activities will continue monitoring, testing and contingency planning throughout 1999. The Year 2000 initiative is sponsored by the Vice President & Chief Financial Officer and is fully supported by senior management. Senior management receives regular project updates, as does the Board of Directors at each of its meetings. The Year 2000 initiative includes information technology department supported systems; user department supported systems; personal computers and LAN; customers and electronic partners; vendors; public utilities; subsidiaries; and process control.

         ICR expects to spend approximately $12.0 million to modify and replace its computer systems. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software. The total cost of the project is being funded through operating cash flows. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the useful life of the software. Accordingly, ICR does not expect the amounts required to be expensed to have a material effect on its financial position or results of operations. The amount of spending to date is approximately $11.0 million.

      Process Control

         This category represents the greatest risk to ICR based on its analysis of core business processes and the impacts of Year 2000 failures. It includes, but is not limited to, locomotives, the dispatching system, signal and switch controllers, highway-rail grade crossing protection, telecommunications systems, locomotive event recorders, and crew management systems. ICR's policy is to test mission- and safety-critical hardware, software and embedded systems regardless of whether they have been certified Year 2000 ready by the vendor. ICR tests indicate that signals and highway grade crossing devices do not employ date calculations. This finding is consistent with rail industry research.

         ICR is dependent on third party vendors for Year 2000 readiness of key systems and equipment. The vendor of the dispatching system provided ICR with a written Year 2000 readiness statement. ICR completed its own Year 2000 tests of the hardware and software in May 1998. ICR will continue to test this system during 1999 to confirm that vendor maintenance and software upgrades have not affected Year 2000 readiness. Another third-party vendor supports the transportation control system. This vendor provides periodic updates on Year 2000 readiness to ICR's information technology steering committee. Vendor remediation of the transportation control system is complete and integration testing by the vendor was completed during 1998. ICR will conduct acceptance testing on this system during the second quarter of 1999.

         IC suppliers provided Year 2000 ready versions of software for locomotive event recorders and crew management systems during the first quarter of 1999. A locomotive manufacturer is scheduled to install Year 2000 ready software on 22 locomotives by June 1999. ICR will perform additional testing as necessary throughout 1999 as suppliers provide Year 2000 ready upgrades to hardware or software.

      Information Technology Department Supported Systems

         Upon completion of an inventory in July 1997, ICR identified approximately 1.6 million lines of COBOL code in various programs as candidates for remediation. Remediation of approximately 1.4 million lines of code in more than 2,100 programs is complete and the programs have been unit tested and returned to the production environment. In addition, ICR migrated the programs to a Year 2000 ready COBOL compiler. An independent validation and verification of code changes was completed in March 1999. User acceptance / integration testing of mainframe applications is scheduled during March 1999 and is to be completed by April 1999.

         ICR completed installation of two modules of an enterprise software solution during January 1999. This software replaced the remaining lines of non-Year 2000 ready code.

         ICR installed a Year 2000 ready version of the mainframe computer operating system in April 1998. Subsequently, the vendor developed and ICR applied more than 800 patches to the operating system software. We also installed more than 60 system software tools during 1998.

         ICR will implement a moratorium on any new applications effective October 1, 1999 that will extend at least two months into the year 2000. This will reduce the risk of introducing non-Year 2000 ready elements into our systems and allow information technology specialists to promptly identify and resolve any Year 2000 issues that might emerge.

      User Department Supported Systems

         This category includes mainframe, mid-range, and personal computer applications. Mainframe systems are comprised primarily of data extraction and analysis programs and databases. An inventory of these systems is complete. Many of these systems are not critical or do not employ date comparisons. Remediation was completed in 1998.

         The mid-range computer and its operating system are Year 2000 ready. Remediation of the application programs was completed during the fourth quarter 1998.

         The inventory and risk assessment process determined that most user department supported personal computer applications are not mission- or safety-critical. Repair of the programs was completed during the first quarter of 1999.

         ICR will complete testing of systems in this category during the first quarter of 1999.

      Personal Computers and LAN

         All  LAN-connected   personal   computers  have  been  inventoried  and
certified as Year 2000 ready. About 90 percent of freestanding personal computers are Year 2000 ready and the rest will be replaced during 1999.

         Generally, client-server hardware and software have been designed to be Year 2000 ready. However, a client-server application with data feeds from older mainframe systems using two-digit years may require building bridges or conversion programs to use data from those mainframe systems. These bridges were built as part of the installation of enterprise software described above.

      Customers and Suppliers

         ICR contacted 165 shippers and approximately 1,500 rail and private car interchange partners to request confirmation of their internal processes in place to prevent Year 2000 failures. About 75 percent of the shippers have responded  that  they  have  Year  2000  programs.  The  process  of  contacting non-responding shippers began in September 1998. Shippers and essential interchange partners will be monitored during 1999 to determine whether Year 2000 readiness was attained.

         ICR uses electronic data interchange ("EDI") to exchange data with customers and other railroads. ICR has implemented new industry standards for EDI requiring a four-digit year. Since some companies will continue to use two-digit years, ICR will support older versions of EDI transaction sets and interpret two-digit years within the appropriate century.

         ICR is also taking steps to increase the likelihood that the flow of goods and services provided by suppliers will not be interrupted by Year 2000 failures. ICR asked 1,100 suppliers to confirm that their products are Year 2000 ready and that their internal systems will work properly beyond 1999. More than 700 have responded and indicated that they have a Year 2000 project in place. In addition, ICR has identified about 120 critical vendors. These vendors will be monitored during 1999 to determine whether Year 2000 readiness was attained. ICR relies on a value-added network ("VAN") for EDI with vendors. The VAN provider has verified that hardware and software is Year 2000 ready via information on its' Internet site.

         ICR asked 265 private and municipal public utility companies to confirm that their services will not be interrupted by Year 2000 failures and that their internal business processes and systems will work properly beyond 1999. Approximately fifty percent have responded and reported they have a Year 2000 plan. In addition, ICR monitors the Internet sites of individual utility companies as well as electric utility and telecommunications industry forums.

      Business Continuity and Contingency Planning

         Business continuity and contingency planning to address Year 2000-related failure scenarios and ICR's response is an integral part of ICR's Year 2000 program. Operations managers are in the process of reviewing a draft of a Year 2000 contingency plan that addresses, among other things, telecommunications, critical hardware and software,critical vendors, and key people. ICR's objective is to mitigate the effects of significant risks it would face in the event certain aspects of its Year 2000 remediation plan fail. Under a worst case scenario, ICR operations would halt in about 72 hours. Events likely to trigger a worst case scenario include failure of third party supported dispatching or transportation control systems or wide spread loss of telecommunication or electric power. ICR expects to complete risk assessment and contingency plans by the end of the first quarter of 1999. We will adjust business continuity and contingency plans throughout 1999.

      Forward-Looking Information

         Information concerning costs, remediation, testing and the dates on which ICR plans to complete Year 2000 efforts are based on management's best estimates. The estimates were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the continued availability of internal and external resources, the timetables for internal and third party testing, the types of Year 2000 failures ICR might face, and similar uncertainties.

Miscellaneous

         ICR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. At December 31, 1998, ICR has hedged approximately 61% of the estimated 1999 diesel fuel purchases. In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Effective for fiscal periods beginning after June 15, 1999, SFAS 133 establishes accounting and reporting standards requiring that derivative financial instruments (including those embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless certain specified criteria are met which allow the derivative to be treated as a hedge. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of the hedged item in the income statement. The effect of adopting SFAS 133 on ICR's net income or financial position has not yet been determined; however, volatility of earnings could be increased. (See Item 8. "Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements.")

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

         ICR is aware of approximately nine contaminated sites at which it is probably liable for some portion of any required clean up. Of these, three involve contamination primarily by diesel fuel that can be remediated without material cost. Five other sites are expected to require more than $1 million in clean-up costs. At four of these sites other parties are expected to contribute the majority of the costs incurred.

         For all known sites of environmental contamination where ICR loss or liability is probable, ICR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of ICR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1998, ICR estimated the probable range of its liability to be $7.2 million to $22.7 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $7.2 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

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


Quantitative and Qualitative Disclosure about Market Risk

         In the ordinary course of business, ICR utilizes various financial instruments, primarily debt obligations, that inherently have some degree of market risk. The quantitative information presented below describe significant aspects of ICR's financial instrument programs which have material market risk.

Interest Rate Sensitivity

The table below provides information about ICR's debt obligation as of December 31, 1998 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

                                  Maturity Date
                                  -------------
                                                      There-            Fair
                  1999   2000    2001  2002     2003  after    Total   Value
                  ----   ----    ----  ----     ----  -----    -----   -----
Fixed rate debt
($ in millions)  $52.7  $33.0  $102.8  $2.4   $104.6  $302.0  $597.5   $637.8

Average
interest rate   6.483%  7.007% 6.980% 9.805%  6.765%  7.442%   6.950%       -

Commodity Price Sensitivity

        ICR has a program to hedge against fluctuations in the price of its diesel fuel purchases. The program consists of collar transactions that are accounted for as hedges. See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements" Note 6. for information relating to ICR's diesel fuel hedging program.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------
See Index to Consolidated Financial Statements on page 30 of this Report.

Item 9. Changes in and Disagreement with Accountants in Accounting Financial Disclosures
-------  ---------------------------------------------------------------------
                                     NONE

                                    PART III
                                    --------

Items 10, 11, 12 and 13
-----------------------

         Intentionally   omitted.   See  the  Index  page  of  this  Report  for
explanation.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)    1.   Financial Statements:

            See Index to Consolidated Financial Statements on page 30 of this Report.

       2.   Financial Statement Schedules:

            See Index to Financial Statement Schedules on page F-25 of this Report.

       3.   Exhibits:

            See marked with "*" on the Exhibit Index beginning on page E-1 of this Report. Items so marked identify management contracts or compensatory plans or arrangements as required by Item 14.

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

                        ILLINOIS CENTRAL RAILROAD COMPANY

                             By:  /s/ JOHN V. MULVANEY
                               John V. Mulvaney
                   Vice President and Chief Financial Officer
                              Date: March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                     Title(s)                       Date

/s/ GEORGE D.  GOULD     Chairman of the Board and Director       March 26, 1999
    George D.  Gould

/s/ JOHN D.  MCPHERSON  President and Chief Executive Officer     March 26, 1999
    John D.  McPherson  (principal executive officer), Director

/s/ JOHN V.  MULVANEY               Vice President                March 26, 1999
    John V.  Mulvaney        and Chief Financial Officer
                             (principal financial officer)
                                      Director

/s/ DOUGLAS A.  KOMAN                Controller                   March 26, 1999
    Douglas A.  Koman        (principal accounting officer)

/s/  RONALD A. LANE                   Director                    March 26, 1999
     Ronald A. Lane

/s/ EDWARD G. KAMMERER                Director                    March 26, 1999
    Edward G. Kammerer

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES










                                  F O R M 10-K



                              FINANCIAL STATEMENTS


                         SUBMITTED IN RESPONSE TO ITEM 8

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                                      Page
                                                                      ----

Report of Independent Public Accountants...............................F-1

Consolidated Statements of Income for the three years
  ended December 31, 1998..............................................F-2

Consolidated Balance Sheets at December 31, 1998 and 1997..............F-3

Consolidated Statements of Cash Flows for the three years
  ended December 31, 1998..............................................F-4

Consolidated Statements of Stockholder's Equity and Retained
  Income for the three years ended December 31, 1998...................F-5

Notes to Consolidated Financial Statements for the three years ended December 31, 1998..............................................F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central Railroad Company:

         We have audited the accompanying consolidated balance sheets of Illinois Central Railroad Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholder's equity and retained income for each of the three years in the period ended December 31,1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Central Railroad Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


Chicago, Illinois
January 12, 1999

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Income
                                ($ in millions)



                                              Years Ended Decemember 31,
                                              --------------------------
                                             1998       1997       1996
                                             ----       ----       ----
 Revenues                                  $651.3     $622.5     $617.2

 Operating expenses:
    Labor and fringe benefits               190.3      185.6      181.9
    Leases and car hire                      53.9       51.1       56.7
    Diesel fuel                              27.1       33.3       34.6
    Materials and supplies                   34.2       33.2       31.2
    Depreciation and amortization            35.6       33.1       31.0
    Casualty, insurance and losses           17.7       15.6       11.4
    Other taxes                              19.4       19.6       16.9
    Other                                    37.4       23.1       34.0
    Special charge                           28.4         -          -
                                             ----      -----      -----
 Operating expenses                         444.0      394.6      397.7

 Operating income                           207.3      227.9      219.5

 Other income, net                           12.5        6.6        9.9
 Interest expense, net                      (27.7)     (28.2)     (26.5)
                                            -----      -----      -----

 Income before income taxes                 192.1      206.3      202.9
 Provision for income taxes                  71.3       70.1       76.3
                                             ----       ----       ----

 Net income                                $120.8     $136.2     $126.6
                                           ======     ======     ======


The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in millions)

                                              December 31,        December 31,
               ASSETS                             1998                1997
               ------                             ----                ----
  Current assets:
       Cash and temporary cash investment       $  28.8             $  28.2
       Receivables, net of allowance for
         doubtful accounts of $.7 in 1998
         and $.9 in 1997                          152.3               100.6
       Loans to affiliates                           -                  4.9
       Materials and supplies, at average cost     14.9                15.3
       Assets held for disposition                  1.1                  -
       Deferred income taxes - current             18.6                17.5
       Other current assets                         6.5                 5.0
                                                    ---                 ---
            Total current assets                  222.2               171.5

  Investments                                      12.9                12.1

  Loans to affiliates                             193.2               160.9

  Properties:
     Transportation:
        Road and structures, including land      1,255.4             1,193.7
        Equipment                                 189.4               173.7
     Other, principally land                       41.0                41.3
                                                   ----                ----
        Total properties                        1,485.8             1,408.7
     Accumulated depreciation                     (57.5)              (45.8)
                                                  -----               -----
        Net properties                          1,428.3             1,362.9

  Other assets                                     28.5                23.6
                                                   ----                ----
            Total assets                       $1,885.1            $1,731.0
                                               ========            ========

                  LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
       Current maturities of long-term de       $  52.7             $  22.7
       Accounts payable                            54.5                53.1
       Income taxes payable                        25.8                  -
       Casualty and freight claims                 12.7                12.7
       Employee compensation                       29.1                19.1
       Taxes other than income taxes               15.4                16.4
       Accrued redundancy reserves                  3.7                 3.9
       Other accrued expenses                      76.7                80.1
                                                   ----                ----
            Total current liabilities             270.6               208.0

  Long-term debt                                  544.8               552.4
  Deferred income taxes                           334.2               302.9
  Other liabilities and reserves                  109.0               111.7

  Contingencies and commitments (Note 13)

  Stockholder's equity:
       Common stock authorized, issued and
        oustanding
         100 shares, $1 par value                    -                   -
       Additional paid-in capital                 129.6               129.6
       Retained income                            496.9               426.4
                                                  -----               -----
           Total stockholder's equity             626.5               556.0
                                                  -----               -----
           Total liabilities and stock-
            holder's equity                    $1,885.1            $1,731.0
                                               ========            ========

The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Statements of
                           Cash Flows ($ in millions)


                                                     Years Ended December 31,
                                                     ------------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
 Cash flows from operating activities :
    Net income                                  $120.8      $136.2      $126.6
    Reconciliation of net income to net cash
       provided by (used for) operating
        activities :
          Depreciation and amortization           35.6        33.1        31.0
          Deferred income taxes                   30.2        39.9        31.5
          Equity in undistributed earnings of
             affiliates, net of dividends
             received                             (0.8)       (0.9)       (0.5)
          Net gains on sales of real estate       (3.3)       (0.6)       (1.6)
          Gain on abnormal retirement of
             equipment                            (1.7)         -           -
          Settlement of contract dispute          (2.0)         -           -
          Cash changes in working capital        (21.3)      (15.1)       (9.0)
          Changes in other assets                 (4.9)       (2.8)       (6.4)
          Changes in other liabilities and
           reserves                               (2.7)       (5.5)       (6.6)
             Net cash provided by operating
              activities                         149.9       184.3       165.0

 Cash flows from investing activities :
    Additions to properties                      (98.2)     (110.9)     (118.9)
    Proceeds from sales of real estate             4.6         2.4         3.0
    Proceeds from equipment sales                  1.8         2.5         3.0
    Proceeds from sales of investments             0.2         0.6         2.3
    Loans to affiliates                          (27.4)      (12.7)     (114.5)
    Other                                         (2.4)        1.1        (1.0)
                                                  ----         ---        ----
      Net cash (used for) investing
       activities                               (121.4)     (117.0)     (226.1)

 Cash flows from financing activities :
    Proceeds from issuance of debt                40.4         0.9       255.0
    Principal payments on debt                   (18.0)       (3.4)       (9.6)
    Net proceeds (payments)-Commercial Paper        -        (20.0)      (37.0)
    Dividends paid                               (50.3)      (62.9)     (103.3)
    Purchase of subsidiary's common stock           -           -         (0.7)
                                                  ----        ----        ----
      Net cash provided by (used for) financing
        activities                               (27.9)      (85.4)      104.4
                                                 -----       -----       -----
 Changes in cash and temporary cash invest-
   ments                                           0.6       (18.1)       43.3
 Cash and temporary cash investments at
   beginning                                      28.2        46.3         3.0
                                                  ----        ----         ---
 Cash and temporary cash investments at end of
   year                                         $ 28.8      $ 28.2      $ 46.3
                                                ======      ======      ======
 Supplemental  disclosure  of cash flow
   information :
  Cash paid during the year for:
       Interest (net of amount capitalized)     $ 43.5      $ 38.1      $ 28.5
                                                ======      ======      ======
       Income taxes                             $ 16.2      $ 32.5      $ 53.2
                                                ======      ======      ======

The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
      Consolidated Statements of Stockholder's Equity and Retained Income


                              Shares           Equity ($ in million
                              ------           --------------------
                                                                      Total
                                                  Additional          Stock-
                              Common    Common    Paid-in   Retained  holder
                              Share     Stock     Capital   Income    Equity
                              -----     -----     -------   ------    ------

  Balance December 31, 1995     100    $   -     $129.6    $335.4    $465.0

  Dividends                                                (108.9)   (108.9)

  Net income                                                126.6     126.6
                                                            -----     -----

  Balance December 31, 1996     100          -    129.6     353.1     482.7

  Dividends                                                 (62.9)    (62.9)

  Net income                                                136.2     136.2
                                                            -----     -----

  Balance December 31, 1997     100          -    129.6     426.4     556.0

  Dividends                                                 (50.3)    (50.3)

  Net income                                                120.8     120.8
                                                            -----     -----

  Balance December 31, 1998     100    $     -   $129.6    $496.9    $626.5
                                ===    ======    ======    ======    ======


The following notes are an integral part of the consolidated financial statements.

                        ILLINOIS CENTRAL RAILROAD COMPANY

                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.       ICR

         The Illinois Central Railroad Company ("ICR")an Illinois Corporation, is principally engaged in the rail freight transportation business. ICR operates 2,600 miles of main line track between Chicago, Illinois and the Gulf of Mexico, primarily transporting chemicals, grain and milled grain, coal, paper and intermodal commodities. ICR, through its parent, Illinois Central Corporation (the "Corporation"),is an indirect, wholly-owned subsidiary of Canadian National Railway Company (the "CN").

2.       Merger and Special Charge

         On February 10, 1998, the Corporation and CN entered into an Agreement and Plan of Merger (as subsequently amended, the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Purchaser"), a wholly-owned subsidiary of CN, acquired on March 13, 1998, 46,051,761 of the outstanding shares of the Corporation's Common Stock (the "Shares") at a price of $39.00 per share through a cash tender offer (the "Offer"). The Corporation's Board of Directors unanimously approved the Merger Agreement and the transaction contemplated. On June 4, 1998, the Purchaser was merged with and into the Corporation (the "Merger") and the remaining outstanding Corporation common shares not purchased pursuant to the Offer were converted into a right to receive 0.633 share of CN common stock for each share of Corporation common stock. Pursuant to the Merger, each share of the Corporation's Common Stock, including treasury stock held by the Corporation, was cancelled, and the Corporation became an indirect, wholly-owned subsidiary of CN with 100 shares of no-par Common Stock issued and outstanding. These shares were deposited in an independent, irrevocable voting trust while CN and the Corporation await review of the transaction by the Surface Transportation Board ("STB").

         Pursuant to the Merger Agreement, subject to consultations with the Corporation and after giving good faith consideration to the views of the Corporation, CN shall have final authority over the development, presentation and conduct of the STB case, including decisions as to whether to agree to or acquiesce in conditions. The Corporation shall take no regulatory or legal action in connection with the STB without CN's consent. The STB could impose conditions or restrictions as it relates to CN's acquisition of control of the Corporation. If the STB does not approve CN's acquisition of control of the Corporation or CN deems any conditions imposed by the STB unacceptable, CN would be obligated to sell all the Corporation common shares held by the voting trust. The STB's decision is expected in the second quarter of 1999.

         The Corporation and ICR recorded a special charge (the "Special Charge") during 1998 for costs associated with the CN Merger Agreement. The Special Charge totaled $28.4 million at ICR for costs relating primarily to payments under various compensation plans payable following the change in control. Included in the $28.4 million is approximately $9.1 million for payments under the Incentive 2000 Plan. Additionally, approximately thirty executive officers of ICR are covered by Employment Security Agreements and are entitled to receive either two or three years of severance benefits if within two years after the change in control, their employment is terminated by ICR without cause or they resign with good reason. The Special Charge includes approximately $12.0 million in connection with these agreements. If all Employment Security Agreements were to be activated, ICR estimates it would incur an additional liability of $14.0 million.

         The Corporation's Employee Stock Purchase Plan and Management Employee Discounted Stock Purchase Plan were terminated following completion of the Offer.

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

         Properties

         Depreciation is computed by the straight-line method and includes depreciation on properties under capital leases. ICR uses the composite method of depreciation for track structure, other road property, and equipment. In the case of routine retirements, removal costs less salvage recovery are charged to accumulated depreciation. Gains and losses are recognized for abnormal retirements. Expenditures for maintenance and repairs are charged to operating expense.

         The approximate ranges of annual depreciation rates for major property classifications are as follows:

         Road properties   ..........................1%-5%
         Transportation equipment....................2%-5%

         Revenues

         Revenues are recognized based on services performed and include estimated amounts relating to freight movements in progress for which the settlement process is not complete. Estimated revenue amounts for freight movements in progress are not significant.

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

         Income Per Share

         Income per share has been omitted, as ICR is a wholly-owned subsidiary of the Corporation.

         Derivative Financial Instruments

         ICR has only limited involvement with derivative financial instruments and does not use them for trading purposes. ICR has entered into various diesel fuel collar agreements with the objective of mitigating significant fluctuations in fuel prices. Amounts receivable or payable under the collar agreements are accrued as increases or decreases to Diesel Fuel Expense. In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Effective for fiscal periods beginning after June 15, 1999, SFAS 133 establishes accounting and reporting standards requiring that derivative financial instruments (including those embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless certain specified criteria are met which allow the derivative to be treated as a hedge. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of the hedged item in the income statement. The effect of adopting SFAS 133 on ICR's net income or financial position has not yet been determined; however, volatility of earnings could be increased. (See Notes 6 and 15.)

         Casualty Claims

         ICR  accrues  for  injury  and  damage  claims  based  on   actuarially
determined estimates of the ultimate costs associated with asserted claims and claims incurred but not reported.

         Stock-Based Compensation

         ICR has elected to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), for disclosure purposes only. ICR accounts for compensation under the 1990 Long-Term Incentive Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." (See Note 13.)

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

4.       Other Income (Expense), Net

         Other income (expense), net consisted of the following ($ in millions):

                                             Years Ended December 31,
                                             ------------------------
                                               1998    1997    1996
                                               ----    ----    ----

Rental income, net............................$ 2.4    $2.5    $2.3
Net gains on sales of real estate.............  3.3      .6     1.6
Equity in undistributed
   earnings of affiliates.....................  1.9     1.6      .8
Sales of accounts receivable (see Note 9).....    -    (3.0)   (2.9)
Grant of permanent easement (see below).......    -     3.3       -
Gain on abnormal retirement of equipment......  1.7       -       -
Settlement of contract dispute................  2.0       -       -
Sale of investment(see below).................    -       -     7.3
Other, net   .................................  1.2     1.6      .8
                                                ---     ---      --
   Other income, net    ......................$12.5    $6.6    $9.9
                                              =====    ====    ====

          On  September  30,  1997,   ICR  granted  a  permanent   easement  for
development of right of way property for signboard use. On October 3, 1996, ICR sold its investment in an industry captive insurance company.

5.       Supplemental Cash Flow Information

         Cash changes in components of working capital, exclusive of current maturities of long-term debt, included in the Consolidated Statements of Cash Flows were as follows ($ in millions):

                                                    Years Ended December 31,
                                                    ------------------------

                                                  1998        1997         1996
                                                  ----        ----         ----

Receivables, net.............................   $(51.7)     $(16.2)     $ (5.1)
Materials and supplies.......................       .4         1.9        (2.4)
Assets held for disposition..................     (1.1)        -           -
Other current assets.........................     (1.5)        3.4        (5.3)
Accounts payable.............................      1.4        (3.2)        4.9
Income taxes payable.........................     25.8        (1.8)       (8.4)
Accrued redundancy reserve...................      (.2)        (.4)        -
Other current liabilities....................      5.6         1.2         7.3
                                                   ---         ---         ---
    Cash changes in working capital..........   $(21.3)     $(15.1)      $(9.0)
                                                ======      ======       =====

         ICR recorded capital leases of $4.3 million covering 40 locomotives in 1997. See Note 7 for the present value of the minimum lease payments.

6.      Materials and Supplies

        Materials and supplies, valued using the average cost method, primarily consist of track material, switches, car and locomotive parts and diesel fuel.

        The ICR has a hedging program in place to mitigate the effects of diesel fuel price changes on its operating margins and overall profitability. Various collar agreements are in place to anticipate the risk of diesel fuel price volatility for which ICR has incurred costs of $2.1 million in 1998. The agreements are not used for trading purposes, but rather are used as hedges against ICR's anticipated diesel fuel purchases. Hedging positions and credit ratings of counterparties are monitored and losses due to counterparty nonperformance are not anticipated. At December 31, 1998, ICR has four collar agreements in place that hedge approximately 61% of the estimated 62 million gallons of diesel fuel purchases in 1999. Unrecognized losses from ICR diesel fuel hedging activities amounted to $2.1 mill1998. at December 31,

         If the monthly average spot price for Gulf Coast heating oil, the referenced commodity, as published in Platt's Oilgram ("Monthly Average") which was $.2922 per gallon in December 1998, is greater than the cap price per gallon, ranging from $.50 to $.54, ICR receives a payment equal to the excess amount multiplied by the notional gallons. Conversely, if the Monthly Average is below the floor price per gallon, ranging from $.35 to $.3895, ICR makes a payment equal to the deficit amount multiplied by the notional gallons. If the Monthly Average is equal to or between the cap and floor price per gallon, no payment is received or made by ICR.


7.      Leases

        As of December 31, 1998, ICR leased 7,707 freight cars and 53 of its locomotives. These leases expire between 1999 and 2007. Under the terms of many of its lease agreements, ICR has the right of first refusal to purchase, at the end of the lease term, certain cars and locomotives at or below fair market value. ICR also leases office facilities, computer equipment and vehicles.

        Net obligations under capital leases at December 31, 1998 and 1997, included in the Consolidated Balance Sheets were $17.8 million and $15.7 million, respectively. The gross assets under capitalized leases were $28.6 million and $32.6 million at December 31, 1998 and 1997, respectively, and are included in properties in the Consolidated Balance Sheets.

         At December 31, 1998, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):


                                                   Capital           Operating
                                                   Leases              Leases
                                                   ------              ------

1999......................................         $ 4.2               $ 41.3
2000......................................           3.7                 40.3
2001......................................           3.5                 38.1
2002......................................           2.9                 37.2
2003......................................           4.9                 39.5
Thereafter................................           3.3                 81.2
                                                     ---                 ----
    Total minimum lease payments..........         $22.5               $277.6

Less: Imputed interest....................           4.7
                                                     ---
    Present value of minimum payments.....         $17.8
                                                   =====

        Total rent expense applicable to noncancellable operating leases amounted to $36.1 million, $32.6 million and $38.8 million in 1998, 1997 and 1996, respectively. Most of the leases provide that ICR pay taxes, maintenance, insurance and certain other operating expenses.

8.      Long-Term Debt and Interest Expense

        Long-term debt at December 31, consisted of the following ($ in millions):


                                                                 1998      1997
                                                                 ----      ----

Equipment obligations, due annually to 2007, 6.32% to 7.7%.... $  1.1    $   .9
Debentures and other debt, due 2022 to 2056, 4.5% to 5.0%.....    9.6       9.6
Debentures, due 2096, 7.7%....................................  125.0     125.0
Notes, due 2003, 6.75%........................................  100.0     100.0
Notes, due 2005, 7.75%........................................  100.0     100.0
Medium term notes, due 2000 to 2008, 6.63% to 7.12%...........  200.0     210.0
Capitalized leases (see Note 7)...............................   15.2      13.2
Unamortized discount, net ....................................   (6.1)     (6.3)
                                                                 ----      ----


             Total long-term debt............................. $544.8    $552.4
                                                               ======    ======

        At December 31, 1998, the aggregate annual maturities and sinking fund requirements for debt payments for 1999 through 2004 and thereafter were $52.7 million, $33.0 million, $102.8 million, $2.4 million, $104.6 million, $.8 million and $301.2 million, respectively. The weighted-average interest rate for 1998 and 1997 on total debt excluding the effect of discounts, premiums and related amortization was 7.0% and 7.1%, respectively.

        In December 1996, ICR issued $125 million aggregate amount of 100-year, 7.7% debentures due September 15, 2096. These bonds may not be redeemed until 2026 and then only at a premium that declines to par in 2056.

        ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver(the "ICR Revolver"). At December 31, 1998, no amounts were outstanding.

        The $250 million ICR Revolver expires in 2001. ICR pays an annual fee of 15 basis points on the committed amount and the current floating Eurodollar offered rate plus 22.5 basis points for any borrowings. The ICR Revolver may be used as backup for commercial paper. The available amount for general corporate services is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility. As of December 31, 1998, $20 million was drawn under the ICR Revolver and no letters of credit were issued.

        Borrowings of ICR are governed by agreements that contain certain affirmative and negative covenants customary for facilities of this nature, including restrictions on additional indebtedness, investments, guarantees, liens, distributions, sales and leaseback, and sales of assets and capital stock. Some also require satisfaction of certain financial tests, including a leverage ratio, an earnings before interest and taxes to interest charges ratio, and minimum consolidated tangible net worth requirements. See Note 12.

        Interest expense, net consisted of the following ($ in millions):


                                            Years Ended December 31,
                                            ------------------------
                                            1998     1997     1996
                                            ----     ----     ----

Interest expense........................   $45.7    $43.1    $34.3
Less:
   Interest capitalized ................     1.3      1.5      1.7
   Interest income......................    16.7     13.4      6.1
                                            ----     ----      ---
Interest expense, net...................   $27.7    $28.2    $26.5
                                           =====    =====    =====

9.      Receivables

        On January 8, 1998, ICR terminated its revolving agreement to sell undivided percentage interests in certain accounts receivable, with recourse, to a financial institution. The agreement had allowed for sales of accounts receivable up to a maximum of $50 million at any one time. Costs related to the agreement fluctuated with changes in prevailing interest rates. These costs, which are included in other income (expense), net, were $3.0 million, $2.9 million for 1997 and 1996, respectively.

10.     Benefit Plans

        All  employees of ICR are covered under the Railroad  Retirement  System
instead   of  Social   Security.   Additionally,   various   retirement   plans,
postemployment benefits and postretirement benefits are provided.

        Retirement Plans. ICR has two qualified plans permitting participants to make "pre-tax" contributions of their salary up to Internal Revenue Code limitations and each contains a company match provision. The ICR union plan, which started in mid-1995, allows eligible union employees covered by local contracts to participate. ICR matches 25% of the first 4% of salary deferral. The management employee plan matches 50% of the first 6% of salary deferral. The management plan also contains a separate defined contribution portion of 2% of each employee's salary. Expenses related to both plans were $1.8 million, $1.5 million, and $1.2 million in 1998, 1997 and 1996, respectively. All ICR contributions are fully vested upon contribution.

        ICR also has a supplemental executive retirement plan ("SERP") which covers officers and certain other management employees. The SERP provides for a monthly benefit equal to 35% of a participant's final average compensation as defined in the plan. The monthly benefit is subject to certain offsets, including employer contributions to the 401(k) plan. The plan was adopted in 1994. Expenses for this plan were $1.5 million in 1998 by reason of immediate vesting as a result of the change in control, see Note 2. Expenses were not material in 1997 and 1996.

        Salary Deferral Plans. In addition to the 401(k) plan, all officers and certain other management employees may elect to defer up to 50% of base salary and 100% of annual bonus. Participant deferrals are fully vested and earn interest at a specified, variable rate. Approximately $.4 million, $.3 million and $1.1 million were deferred in 1998, 1997 and 1996, respectively.

        Unfunded Plan. ICR has an unfunded plan whereby 10% of an officer's combined salary and bonus in excess of a wage offset factor ($114,000 in 1998) is accrued and earns interest at a specified, variable rate. Amounts accrued are paid when the employee leaves the Company, normally at retirement. Expenses for this plan were $.4 million in each of 1998, 1997 and 1996.

        Postemployment   Benefit  Plans.  ICR  provides  certain  postemployment
benefits such as long-term salary continuation and waiver of medical and life insurance co-payments while on long-term disability.

        Postretirement Plans. In addition to retirement plans, ICR has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union-represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected medical cost inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. ICR's contribution will be fixed at the 1999 year end rate for all subsequent years. Salaried retirees are covered by a life insurance plan that provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65. All benefits under this medical plan terminate in 1998. There are no postretirement plan assets and ICR funds these benefits as claims are paid.

        The accumulated postretirement benefit obligations ("APBO") of the postretirement plans, prepared in accordance with FAS 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", were as follows,($ in millions):

                                                         December 31,
                                                         ------------

                                                       1998         1997
                                                       ----         ----

         Accumulated postretirement benefit
          obligation at beginning of year             $19.3        $19.1
         Service cost                                    .2           .2
         Interest cost                                  1.3          1.4
         Loss (gain) due to discount rate change         .9           .7
         Loss (gain) due to experience                  1.3          (.1)
         Estimated benefits paid                       (2.0)        (2.0)
                                                       ----         ----
         Accumulated postretirement benefit
          obligation at end of year                    21.0         19.3
                                                       ----         ----

         Funded status                                (21.0)       (19.3)
         Unrecognized net actuarial gain              (13.3)       (16.5)
                                                      -----        -----
         Prepaid (accrued) benefit cost              $(34.3)      $(35.8)
                                                     ======       ======


        The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1997. As a result of the change in general interest rates on high quality fixed rate investments in 1998, ICR decreased the weighted-average discount rate to 6.75% as of December 31, 1998. The change in rates resulted in approximately $.9 million actuarial loss. The actuarial gains and losses along with actual experience gains, primarily fewer claims and lower medical rate inflation, resulted in a total $13.3 million unrecognized net gain as of December 31, 1998. In accordance with SFAS No. 106, the excess gain is subject to $.8 million annual amortization based on an amortization period of approximately 14 years. The components of the net periodic postretirement benefits cost were as follows ($ in millions):

                                       Years Ending December 31,
                                       -------------------------
                                       1998      1997       1996
                                       ----      ----       ----
Service costs.....................     $ .2     $  .2     $   .1
Interest costs....................      1.3       1.4        1.4
Net amortization of excess gain...     (1.1)     (1.2)      (1.2)
                                       ----      ----       ----
Net periodic postretirement
  benefit costs...................     $ .4     $  .4     $   .3
                                       ====     =====     ======

         The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 9.0% for 1999 and is assumed to decrease gradually to 6.25% by 2002 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, the plan limits annual inflation for ICR's portion of such costs to 9.5% each year and caps ICR's contribution at the actual 1999 level. Therefore, an increase in the assumed health care cost trend rates by one percentage point would have no impact on ICR's accumulated postretirement benefit obligation for the medical plans at December 31, 1998, and no impact on the aggregate total of the service and interest cost components of net periodic postretirement benefit expense in future years. A one percentage point decrease in the assumed health care cost trend rates would have no impact on ICR's accumulated postretirement benefit obligation at December 31, 1998 and the impact on aggregate total of annual service and interest cost components of the periodic postretirement benefit expense would not be material.

11.     Provision for Income Taxes

        The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):


                                     Years Ended December 31,
                                     ------------------------
                                     1998     1997      1996
                                     ----     ----      ----
Current income tax:
  Federal.......................    $35.8     $27.1     $39.9
  State ........................      4.3       4.9       4.5
Deferred income taxes...........     31.2      39.9      31.5
                                     ----      ----      ----
Provision for income taxes......    $71.3     $70.1     $76.3
                                    =====     =====     =====

        The effective income tax rates for the years ended December 31, 1998, 1997 1996, were 37%, 34% and 38%, respectively.

        At December 31, 1998, ICR had no Federal net operating loss carryovers for tax or financial reporting purposes.

        In 1998 and 1996 tax benefits of $1.0 million and $1.8 million, respectively, were recorded to reflect the favorable resolution of prior-period tax issues. The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and income taxes computed at the statutory rate are summarized below ($ in millions):

                                            Years Ended December 31,
                                            ------------------------
                                      1998           1997          1996
                                      ----           ----          ----
Expected tax expense computed
 at statutory rate...............  $67.2  35.0%  $72.2  35.0% $71.0  35.0%
Dividends received exclusion.....    (.1)    -     (.2)    -    (.1)    -
State income taxes, net
 of federal tax effect...........    5.4    2.8    5.5   3.0    5.9   3.0
Charitable contribution of
 property........................      -      -   (4.1) (2.0)     -     -
Favorable resolution of
 prior period tax issues.........   (1.0)   (.5)     -     -   (1.8) (1.0)
Costs associated with merger.....    4.1    2.1      -     -      -     -
Stock options exercised..........   (3.5)  (1.9)     -     -      -     -
Other items, net.................    (.8)   (.5)  (3.3)   (2)   1.3   1.0
                                     ---    ---   ----    --    ---   ---

Provision for income taxes.......  $71.3   37.0% $70.1  34.0% $76.3  38.0%
                                   =====   ====  =====  ====  =====  ====

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

         Deferred income taxes consisted of the following ($ in millions):

                                               December 31,
                                               ------------
                                           1998             1997
                                           ----             ----
Deferred tax assets     .............   $  62.7          $  66.8
Less: Valuation allowance............      (1.5)            (1.5)
                                           ----             ----
Deferred tax assets,
    net of valuation allowance.......      61.2             65.3
Deferred tax liabilities.............    (376.8)          (350.7)
                                         ------           ------
Deferred income taxes   .............   $(315.6)         $(285.4)
                                        =======          =======

        The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

        Major types of deferred tax assets are: reserves not yet deducted for tax purposes ($53.0 million) and safe harbor leases ($9.1 million). Major types of deferred tax liabilities are: accelerated depreciation ($353.6 million), land basis differences ($10.5 million) and debt marked to market ($2.1 million).

        The Company and its subsidiaries have a tax sharing agreement whereby each subsidiary's federal income tax and state income tax liabilities are determined on a separate company income tax basis as if it were not a member of the Company's consolidated group, with no benefit for net operating losses or credit carryovers from prior years.

12.     Equity and Restrictions on Dividends

        ICR paid dividends to the Corporation of $50.3 million in 1998, $62.9 million in 1997 and $108.9 million in 1996. Included in the 1996 dividends to the Corporation is the March 1996 transfer by ICR of its ownership in Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million. Certain covenants of ICR's Revolver require specific levels of tangible net worth but not a specific dividend restriction. At December 31, 1998, ICR's tangible net worth exceeded the required level by $42.1 million.

13.      Stock Based Compensation

         Until the Merger, the Corporation made annual grants of stock options to employees of ICR under the 1990 Long-Term Incentive Plan. Grants to employees were at the closing market price on date of grant, vested ratably over four years and expired 10 years from grant date.

         Additionally, the Corporation sponsored two employee stock purchase plans. One plan, open to all employees, used payroll deductions from participating employees to acquire on the open market shares of Corporation common stock. The other plan, open to management employees only, used funds from payroll deductions of participants to acquire on the open market shares at a 15% discount. Participants in the discounted plan were required to repay the discount if they left the Corporation within two years of purchase. Repayment was not required in the event of retirement, disability or change of control in the Corporation.

         ICR accounted for the option plan and the two stock purchase plans in accordance with APB Opinion 25 under which no compensation cost was recognized upon grant, vesting or exercise. ICR did reduce Stockholder's Equity and charged expense $.1 million, $.2 million and $.8 million in 1998, 1997 and 1996, respectively, for the vesting of restricted stock issued in 1994. The final segment of the restricted stock vested in 1998.

         Under the terms of the options outstanding at the time of the Merger, all unvested options vested immediately upon the CN's acquisition of 75% of the outstanding common stock of the Corporation.

         Pursuant to the Merger Agreement all options outstanding on June 4, 1998, ("Merger Date") were converted into CN options. The expiration date was not changed. The number of options and related exercise price were adjusted such that the value of the Corporation options prior to conversion was the same as the value of the resulting converted CN options.

         The following table summarizes changes in shares under options:

                                    Weighted  Weighted
                                     Average  Average Fair             Weighted
                                    Exercise  Value On   Exercisable   Exercise
                         Options      Price   Grant Date  At Year End    Price
                         -------      -----   ----------  -----------    -----

Outstanding 12-31-95    1,283,774     20.528               531,131     $19.886
Granted                   530,250     25.250   $  9.016
Exercised (a)              (4,125)    21.257
Forfeited (b)              (3,375)    22.389
Outstanding 12-31-96    1,806,524     21.909               961,105     $20.821
Granted                   476,050     34.125   $ 12.888
Exercised (c)            (277,872)    18.193
Forfeited                 (19,200)    24.713
                          -------     ------
Outstanding 12-31-97    1,985,502     25.331             1,248,872     $23.050
Granted                   552,590     38.688   $ 14.138
Exercised (d)            (406,762)    24.674
Converted (e)          (2,131,330)    28.919
Issued (e)              1,349,262     45.681
Exercised after Merger    (31,524)    38.580
Outstanding 12-31-98    1,317,738                        1,317,738     $45.851
                        =========                        =========     =======

(a)      Includes 3,375 pre-1995 option awards
(b)      Includes 1,125 pre-1995 option awards
(c)      Includes 232,498 pre-1995 option awards
(d)      Includes 136,478 pre-1995 option awards
(e)      Pursuant to the Merger Agreement

         The last date exercisable for options above is March 14, 2008.

        Had ICR adopted the compensation cost recognition methods outlined in SFAS No. 123, ICR's 1998, 1997 and 1996 net income would have been as follows - on a pro forma basis - ($ in millions):

                   1998              1997                   1996
                   ----              ----                   ----
               As       Pro        As        Pro          As     Pro
            Reported   Forma    Reported    Forma    Reported    Forma
            --------   -----    --------    -----    --------    -----

Net income   $120.8   $113.5     $136.2     $134.0    $126.6     $125.4

         These pro forma results assume that the 1998 revisions to the plan (described above) had no impact on assumptions used by ICR in its Black-Scholes model, and that such revisions resulted in recognition in 1998 of previously unrecognized compensation expense.

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         All of the options outstanding at December 31, 1998, are exercisable with exercise prices between $26.197 and $61.117, with a weighted average exercise price of $45.851, and a weighted average remaining contractual life of 7 years.

         The fair value of each option is  estimated on the grant date using the
Black-Scholes   option  pricing  models  with  the  following   weighted-average
assumptions:

                                1998             1997             1996
                                ----             ----             ----

Risk-free interest rate(s)      5.6%             6.7%             6.7%
Dividend yields                 2.4%             2.7%             3.2%
Days to expiration              3652             3652             3652
Volatility                    29.35%            30.18%            31.4%

14.      Contingencies, Commitments and Concentration of Risks

         ICR is self-insured for the first $5 million of each loss. ICR is covered for $245 million of liability insurance per occurrence, subject to an annual cap of $385 million in the aggregate for all losses. This coverage is considered by ICR's management to be adequate in light of ICR's safety record and claims experience.

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

         Environmental Contingencies. ICR is aware of approximately nine contaminated sites at which it is probably liable for some portion of any required clean up. Of these, three involve contamination primarily by diesel fuel that can be remediated without material cost. Five other sites are expected to require more than $1 million in clean-up costs. At four of these sites other parties are expected to contribute the majority of the remediation costs incurred.

         For all known sites of environmental contamination where ICR loss or liability is probable, ICR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of ICR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1998, ICR estimated the probable range of its liability to be $7.2 million to $22.7 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $7.2 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

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

15.      Disclosures about Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and Temporary Cash Investments. The carrying amount approximates fair value because of the short maturity of those instruments. Investments in U.S. corporate demand notes of $25.0 million and $25.4 million included in cash and temporary cash investments as of December 31, 1998 and 1997, respectively, have been classified and accounted for as held to maturity securities.

         Investments. ICR has investments of $5.0 million in 1998 and $5.2 million in 1997 for which there are no quoted market prices. These investments are in joint railroad facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments, the carrying amount is a reasonable estimate of fair value. ICR's remaining investments ($7.9 million in 1998 and $6.9 million in 1997) are accounted for by the equity method.

         Loans to Affiliates.  See Note 16

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

         The estimated fair values of ICR's financial instruments are as follows ($ in millions):

                                                  December 31,
                                                  ------------
                                               1998             1997
                                               ----             ----
                                        Carrying  Fair    Carrying    Fair
                                         Amount  Value    Amount      Value
                                         ------  -----    ------      -----

Cash and temporary cash investments..    $28.8    $28.8    $ 28.2    $ 28.2
Investments..........................      5.0      5.0       5.2       5.2
Fuel Hedge...........................        -     (2.1)        -       (.5)
Loans to affiliates - short-term.....        -        -       4.9       4.9
Loans to affiliates - long-term......    193.2    193.2     160.9     160.9
Debt.................................   (597.5)  (637.8)   (575.1)   (604.3)

16.     Related Party Transactions and Intercompany Advances

        The Corporation and its subsidiaries maximize the consolidated group's borrowing power and minimize the group's interest costs. If an affiliate requires funds for operations or capital expenditures, the lowest cost source provides the cash. The affiliate that needs the funds pays interest at the borrowed rate with no mark up or add-on fees. Borrowings are due one year and one day from the date repayment is requested but may be prepaid without penalty.

        The amounts outstanding at December 31, consisted of the following ($ in millions):

                                                     1998               1997
                                                     ----               ----
Loans due from:
       -   IC Financial Services                       -                 1.4
       -   IC Leasing III                              -                 3.5
Total Short-Term Intercompany                          -              $  4.9

Advances due from:
           IC Corporation                         $ 94.6              $156.3
           IC RailMarine Terminal Company           98.6                  -
Loans due from IC Financial Services                   -                 4.6
Total Long-Term Intercompany                      $193.2              $160.9
                                                  ======              ======

       In 1997, the amount due from the Corporation includes $39.8 million used to fund construction costs for IC RailMarine Terminal Company, a subsidiary of the Corporation. Amounts due from the Corporation bear interest at prime rate minus 2.3%. Amounts due from the IC RailMarine Terminal Company bear interest at prime rate.

       ICR charged affiliates interest of $16.1 million and $11.6 million in 1998 and 1997, respectively.

       ICR leases 79 locomotives and 1,825 freight cars from another affiliate of the Corporation. In 1998 and 1997, lease expense incurred with respect to this equipment was $14.4 million and $14.7 million, respectively.

         ICR charges another affiliate of the Corporation for inventory items and maintenance of the affiliate's rolling stock. Beginning in 1997, ICR charges the affiliate a flat fee for various management services, such as payroll and accounts payable processing, computer services and legal counsel. The monthly amount charged under this arrangement was $.2 million for the years 1998 and 1997. Charges between ICR and the affiliate are recorded in loans to affiliates.

17.    Selected Quarterly Financial Data - (Unaudited) ($ in millions):

                            First      Second      Third       Fourth
1998                       Quarter    Quarter     Quarter     Quarter
----                       -------    -------     -------     -------

Revenues ...................$163.0   $162.4       $161.4       $164.5
Operating income 1..........  45.1     59.4         56.1         46.7
Net income..................  29.0     35.3         30.9         25.6

1997

Revenues ...................$154.2   $147.9       $152.9       $167.5
Operating income  ..........  57.7     56.1         52.4         61.7
Net income..................  31.9     32.9         30.8         40.6

1996

Revenues ..................$162.6    $149.4       $150.8       $154.4
Operating income  ..........  57.8     52.3         54.9         54.5
Net income..................  30.2     29.5         30.2         36.7

1 Operating income for the first and fourth quarters of 1998 were decreased by $16.4 and $12.0 million, respectively, relating to the Special Charge (See Note 2).

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES




                                   I N D E X


                                       T O

                          FINANCIAL STATEMENT SCHEDULES
                       SUBMITTED IN RESPONSE TO ITEM 14(a)





Schedules for the three years ended December 31, 1998:

         II-Valuation and qualifying accounts...........................F-26

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

                       ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS ($ in
                                   millions)


Year Ended December 31, 1998

                                    Balance At  Additions  Payments Balance
                                    Beginning   Charged      And    At End
           Classification           Of Year   To Expense (Charges)  Of Year
           --------------           -------   --------------------  -------
Accrued redundancy reserve..........$ 28.5   $    2.1   $    3.7   $  26.9
Casualty and other reserves.......... 37.9        6.8        3.7      41.0
Environmental........................  9.1        1.3        3.2       7.2
Bad debt reserve.....................  0.9        1.9        2.1       0.7
Employment security agreements.......   -        12.0        2.6       9.4
Taxes................................  1.5         -          -        1.5
                                       ---                             ---
 Total..............................$ 77.9   $   24.1   $   15.3   $  86.7
                                    ======   ========   ========   =======


Year Ended December 31, 1997

                                    Balance At  Additions  Payments Balance
                                    Beginning   Charged      And    At End
           Classification           Of Year   To Expense (Charges)  Of Year
           --------------           -------   --------------------  -------
Accrued redundancy reserve..........$ 30.2   $    1.1   $    2.8   $  28.5
Casualty and other reserves.......... 43.7        7.1       12.9      37.9
Environmental........................ 17.1        2.1       10.1       9.1
Bad debt reserve.....................  1.3        1.6        2.0       0.9
Taxes................................  1.5         -          -        1.5
                                       ---                             ---
 Total..............................$ 93.8   $   11.9   $   27.8   $  77.9
                                    ======   ========   ========   =======


Year Ended December 31, 1996


                                    Balance At  Additions  Payments Balance
                                    Beginning   Charged      And    At End
           Classification           Of Year   To Expense (Charges)  Of Year
           --------------           -------   --------------------  -------
Accrued redundancy reserve..........$ 33.9   $    2.1   $    5.8   $  30.2
Casualty and other reserves.......... 55.7        8.8       20.8      43.7
Environmental........................ 12.9        1.9       (2.3)     17.1
Bad debt reserve.....................  2.0        1.8        2.5       1.3
Taxes................................  1.8         -         0.3       1.5
                                       ---      -----        ---       ---
 Total..............................$106.3   $   14.6   $   27.1   $  93.8
                                    ======   ========   ========   =======

                        ILLINOIS CENTRAL RAILROAD COMPANY

                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
    Exhibit                                                           Sequential
      No.                         Descriptions                         Page No.



3.1 Articles of Incorporation of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registration Statement of Illinois Central Railroad Company on Form S-1 dated as of September 26, 1989. (SEC File No. 33-29269))

3.2 By-Laws of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registration Statement of Illinois Central Railroad Company on Form S-1 dated as of September 26, 1989. (SEC File No. 33-29269))

3.3 Restated Articles of Incorporation of Illinois Central Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of the Illinois Central Corporation on Form 8-K dated July 29, 1994. (SEC File No. 1-10720))

3.4 By-Laws of Illinois Central Corporation, as amended. (Incorporated by reference to Exhibit 3.4 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1 dated as of August 21, 1990. (SEC File Nos. 33-36321 and 33-36321-01))

3.5 Certificate of Retirement of Illinois Central Corporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1, as amended dated as of August 21, 1990. (SEC File No. 33-40696 and Post-Effective Amendments to Registration Statement Nos. 33-36321 and 33-36321-01))

3.6 By-Laws of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended June 30, 1997. (SEC File No. 1-07092))


*         Used  herein  to  identify   management   contracts  or
          compensation  plans or arrangements as required by Item
          14 of Form 10-K.

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

23        Consent of Arthur Andersen LLP                                     (A)

27        Financial Data Schedule

99        Provisions of the Private Securities  Litigation Reform
          Act of 1995

(A)       Included herein but not reproduced.

                                                                     Exhibit 21


                ILLINOIS CENTRAL RAILROAD COMPANY
                  Subsidiaries of the Registrant
                     as of December 31, 1998

Name
Place of Incorporation

Subsidiaries that are 100% owned by Illinois Central
 Railroad Company:

Kensington and Eastern Railroad Company                          Illinois
Mississippi Valley Corporation                                   Delaware
Waterloo Railroad Company                                        Delaware

                                                                     Exhibit 23



                                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

ILLINOIS CENTRAL RAILROAD COMPANY

     As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 12, 1999 (included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998), into Illinois Central Railroad Company's previously filed Form S-3 Registration Statements File Nos. 33-58547 and 333-03825.

                                                             ARTHUR ANDERSEN LLP





Chicago, Illinois
March 26, 1999

                                                                    EXHIBIT 99




 PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. ICR desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this exhibit in order to do so. The Act became law in late December 1995 and no official interpretations of the Act's provisions have been published. Accordingly, ICR hereby identifies the following important factors that could cause ICR's actual financial results to differ materially from any such results that might be projected, forecast, estimated or budgeted by ICR in forward-looking statements.

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