Form 10-Q
period 1999-03-31
ILLINOIS CENTRAL RAILROAD CO
filed 1999-05-13
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

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

                       YES   X                               NO

   As of March 31, 1999, 100 common shares were outstanding.

  THE REGISTRANT THROUGH ITS PARENT, ILLINOIS CENTRAL CORPORATION (FORMER SEC FILE NO. 1-10720), IS AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF CANADIAN NATIONAL RAILWAY COMPANY (SEC FILE NO. 1-2413) AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES
                                    FORM 10-Q

                          Quarter Ended March 31, 1999



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

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 ($ in millions)
                                   (Unaudited)

                                                      Three Months
                                                      Ended March
                                                    1999        1998
      Revenues                                   $  160.1    $  163.0

      Operating expenses:
        Labor and fringe benefits                    48.3        46.5
        Leases and car hire                          13.9        13.3
        Diesel fuel                                   5.6         7.7
        Materials and supplies                        8.5         9.1
        Depreciation and amortization                 9.3         8.6
        Casualty, insurance and losses                3.6         2.8
        Other taxes                                   5.6         5.3
        Other                                        13.9         8.2
        Special charge                                 -         16.4
      Operating expenses                            108.7       117.9

      Operating income                               51.4        45.1

      Other income, net                               1.4         2.2
      Interest expense, net                          (7.3)       (6.9)

      Income before income taxes                     45.5        40.4
      Provision for income taxes                     17.1        11.4

      Net income                                 $   28.4    $   29.0




The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 ($ in millions)
                                   (Unaudited)

                                                       March 31,    December 31,
              ASSETS                                     1999           1998
  Current assets:
       Cash and temporary cash investment             $   6.9           $  28.8
       Receivables, net of allowance for doubtful
         accounts of $.7 in 1999 and $.7 in 1998        154.1             147.6
       Materials and supplies, at average cost           20.3              14.9
       Assets held for disposition                        1.1               1.1
       Deferred income taxes - current                   18.6              18.6
       Other current assets                               6.6               6.5
            Total current assets                        207.6             217.5

  Investments                                            12.9              12.9

  Loans to affiliates                                   202.9             193.2

  Properties:
     Transportation:
        Road and structures, including land           1,265.7           1,255.4
        Equipment                                       196.9             189.4
     Other, principally land                             41.0              41.0
        Total properties                              1,503.6           1,485.8
     Accumulated depreciation                           (62.2)            (57.5)
        Net properties                                1,441.4           1,428.3

  Other assets                                           32.7              33.2
            Total assets                             $1,897.5          $1,885.1

                  LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
       Current maturities of long-term de             $  33.1           $  52.7
       Accounts payable                                  43.0              54.5
       Income taxes payable                              32.3              25.8
       Casualty and freight claims                       12.3              12.7
       Employee compensation                             31.7              29.1
       Taxes other than income taxes                      8.8              15.4
       Accrued redundancy reserves                        3.7               3.7
       Other accrued expenses                            79.1              76.7
            Total current liabilities                   244.0             270.6

  Long-term debt                                        548.4             544.8
  Deferred income taxes                                 345.7             334.2
  Other liabilities and reserves                        104.5             109.0

  Contingencies and commitments

  Stockholder's equity:
       Common stock authorized, issued and outstanding
         100 shares, $1 par value                           -                 -
       Additional paid-in capital                       129.6             129.6
       Retained income                                  525.3             496.9
           Total stockholder's equity                   654.9             626.5
           Total liabilities and stockholder's
             Equity                                  $1,897.5          $1,885.1

The following notes are an integral part of the consolidated financial statements.


               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 ($ in millions)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                             1999        1998
   Cash flows from operating activities :
      Net income                                          $  28.4     $  29.0
      Reconciliation of net income to net cash
         provided by (used for) operating activities :
            Depreciation and amortization                     9.3         8.6
            Deferred income taxes                            11.5         5.4
            Equity in undistributed earnings of affiliates,
               net of dividends received                        -        (0.2)
            Net gains on sales of real estate                (0.1)       (0.5)
            Cash changes in working capital                 (19.0)      (49.1)
            Changes in other assets                           0.5        (0.8)
            Changes in other liabilities and reserves        (4.5)        0.9
               Net cash provided by (used for) operating
                Activities                                   26.1        (6.7)

   Cash flows from investing activities :
      Additions to properties                               (21.8)      (18.0)
      Proceeds from real estate sales                         0.2         0.5
      Proceeds from equipment sales                           1.2         0.5
      Loans to affiliated companies                          (9.7)       (8.4)
      Other                                                  (1.8)       (2.3)
               Net cash provided by (used for) investing
                Activities                                  (31.9)      (27.7)

   Cash flows from financing activities :
      Proceeds from issuance of debt                            -           -
      Principal payments on debt                            (21.1)       (0.6)
      Net proceeds (payments) in commercial paper             5.0        54.3
      Dividends paid                                            -       (34.6)
               Net cash provided by (used for) financing
                Activities                                  (16.1)       19.1
   Changes in cash and temporary cash investments           (21.9)     (15.3)
   Cash and temporary cash investments at beginning of
    Period                                                   28.8        28.2
   Cash and temporary cash investments at end of period   $   6.9     $  12.9

   Supplemental  disclosure of cash flow information :
   Cash paid during the year
      for:
         Interest (net of amount capitalized)             $  13.3     $  13.9
         Income taxes                                     $   0.1     $   2.6


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

         The merger of the Corporation and CN received verbal approval by the STB on March 25, 1999 in a unanimous vote. Written STB approval is expected in late May 1999 but may not be granted prior to the second quarter of 1999. If written approval is not received, CN would be obligated to sell all the Corporation common shares held by the voting trust.

         The Corporation and ICR recorded a special charge (the "Special Charge") during 1998 for costs associated with the CN Merger Agreement. The Special Charge totaled $28.4 million at ICR for costs relating primarily to payments under various compensation plans payable following the change in control. Included in the $28.4 million is approximately $9.1 million for payments under the Incentive 2000 Plan. Additionally, approximately thirty executive officers of ICR are covered by Employment Security Agreements and are entitled to receive either two or three years of severance benefits if within two years after the change in control, their employment is terminated by ICR without cause or they resign with good reason. The Special Charge includes approximately $12.0 million in connection with these agreements. Terminations and resignations under the Employment Security Agreements have been proceeding consistent with original estimates, thus, there is no change in estimate. If all Employment Security Agreements were to be activated, ICR estimates it would incur an additional liability of $14.0 million.

         The Corporation's Employee Stock Purchase Plan and Management Employee Discounted Stock Purchase Plan were terminated following completion of the Offer.


2.       Basis of Presentation

         Except as described below, the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1998 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

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

         Reclassification

         Certain items relating to prior years have been reclassified to conform to the presentation in the current year.


3.       Equity and Restrictions on Dividends

         For the three month period ended March 31, 1999, ICR did not pay or declare any dividends to the Corporation. Covenants of the ICR Revolver require specified levels of tangible net worth. At March 31, 1999, ICR exceeded its tangible net worth covenant by approximately $56.0 million.

4.       Litigation

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. On April 8, 1999, the trial court entered judgment concerning the punitive verdict but because the verdict addressed only the first 20 plaintiffs, the trial court allocated, punitive damages against ICR of approximately U.S. $300,000 to those 20 plaintiffs. The judgment and finding will be appealable upon the trial court's ruling on other post-trial motions. In ICR's judgment the ultimate disposition of the matter will not have a material adverse effect on ICR's financial position, results of operations, cash flow or liquidity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1997

         Total revenues for 1999 decreased from the prior year quarter by $2.9 million or 1.8% to $160.1 million.

         Decreased revenues in metals, paper, forest products and grain products offset gains in chemical, bulk, coal and intermodal revenues. Record imports of steel and fewer pipeline projects adversely impacted metals volumes, while reduced demand for export pulp and increased supply of nearby wood fiber took a toll on forest products shipments. Grain products revenues fell short of 1998 due to soft demand for export soybean oil and vegetable oils, coupled with a weakening in soybean crush margins and reduced demand for export soybean meal during March.

         Operating expenses decreased $9.2 million or 7.8% to $108.7 million. Labor and fringe benefits increased $1.8 million or 3.9% primarily reflecting contract and merit increases. Fuel expense decreased $2.1 million or 27.3% reflecting lower cost (18.9%) offset by higher usage (3.5%). The $16.4 million Special Charge in 1998 is discussed in Note 1. Other expenses increased $5.7 million primarily from credits that were not received in 1999 compared to 1998 following the termination of joint facility agreements with another railroad.

         Net interest expense of $7.3 million for 1999 increased 5.8% compared to $6.9 million in 1998 primarily from increased interest income on loans to affiliates recorded in 1998.

         Provision for income taxes in 1998 includes a benefit from additional deductions resulting from exercise of stock options by ICR employees.

Liquidity and Capital Resources

Operating Data ($ in millions):              Three Months Ended March 31,
                                             ----------------------------
                                                1999           1998
                                                ----           ----
Cash flows provided by (used for):
         Operating activities .................$ 26.1         $(6.7)
         Investing activities ................. (31.9)        (27.7)
         Financing activities ................. (16.1)         19.1
                                                -------       ------
         Net change in cash and
           temporary cash investments          $(21.9)        ($15.3)
                                               =======         ======


         Cash from operating activities in 1999 and 1998 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:

                                              Three Months Ended March 31,

                                                  1999          1998
                                                  ----          ----

        Communications and signals ..............$ 1.3         $ 2.2
        Equipment/rolling stock..................  9.5           3.1
        Track and bridges.......................  10.4          10.9
        Other...................................   0.6           1.8
                                                  -----         -----
            Total............................... $21.8         $18.0
                                                  =====         =====

         Property retirements and removals generated proceeds of $1.4 million and $1.0 million in 1999 and 1998, respectively.

         ICR anticipates that capital expenditures for 1999 will be approximately $91.0 million. Replacement expenditures of $78.9 million will concentrate on track maintenance, bridges and freight car upgrades. Productivity and expansion expenditures will total $12.4 million. These expenditures are expected to be met from current operations or other available sources.

Financing Activities

         No dividends were declared or paid during the first quarter of 1999. In January and March 1998, ICR paid $19.0 million and $15.6 million, respectively, in cash dividends to the Corporation.

         ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million ICR Revolver (see below). At March 31, 1999, $5.0 million was outstanding. The average interest rate on commercial paper for the quarter ended March 31, 1999, was 5.09% with a range of 5.05% to 5.11%. ICR's public debt is rated Baa2 by Moody's and BBB by S&P.

         ICR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICR's commercial paper program but can be used for general corporate purposes. Outstanding commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility reduce the available amount. At March 31, 1999, $245 million was available.

         Certain covenants of ICR's debt agreements require among others specific levels of tangible net worth but not a specific dividend restriction. At March 31, 1999, ICR exceeded its tangible net worth covenants by approximately $56.0 million. ICR was in compliance with all covenants at March 31, 1999, and does not contemplate any difficulty maintaining such compliance.

         ICR has a shelf registration from 1996 which can be used to issue an additional $50 million in MTN?s or other debt until 2000. Currently, there are no plans to issue additional debt but replacing maturing MTN?s, capital investments in the terminal facilities and other ventures could necessitate use.

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

         ICR expects to spend approximately $7.5 million to modify and replace its computer systems. Of the total project cost, approximately $4.1 million is attributable to the purchase and implementation of new software. The total cost of the project is being funded through operating cash flows. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the useful life of the software. Accordingly, ICR does not expect the amounts required to be expensed to have a material effect on its financial position or results of operations. The amount of spending to date, which is approximately 80 percent of total project cost, is approximately $6.0 million.

Process Control

         This category represents the greatest risk to ICR based on its analysis of core business processes and the impacts of Year 2000 failures. It includes, but is not limited to, locomotives, the dispatching system, signal and switch controllers, highway-rail grade crossing protection, telecommunications systems, locomotive event recorders, and crew management systems. ICR's policy is to test mission- and safety-critical hardware, software and embedded systems regardless of whether they have been certified Year 2000 ready by the vendor. ICR tests indicate that signals and highway grade crossing devices do not employ date calculations. This finding is consistent with research and testing experience by other railroads and rail suppliers.

         ICR is dependent on third party vendors for Year 2000 readiness of key systems and equipment. The vendor of the dispatching system provided ICR with a written Year 2000 readiness statement. ICR completed its own Year 2000 tests of the hardware and software in May 1998. ICR will continue to test this system during 1999 to confirm that vendor maintenance and software upgrades have not affected Year 2000 readiness. Another third-party vendor supports the transportation control system. Vendor remediation of the transportation control system is complete and integration testing by the vendor was completed during 1998. ICR will complete acceptance testing on this system in June 1999.

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

Information Technology Department Supported Systems

         Upon completion of an inventory in July 1997, ICR identified approximately 1.6 million lines of COBOL code in various programs as candidates for remediation. Remediation of approximately 1.4 million lines of code in more than 2,100 programs is complete and the programs have been unit tested and returned to the production environment. In addition, ICR migrated the programs to a Year 2000 ready COBOL compiler. An independent validation and verification of code changes was completed in March 1999. Integration and user acceptance testing of mainframe applications was completed during April 1999.

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

         ICR has completed testing of systems in this category during the first quarter of 1999.

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

Customers and Suppliers

         ICR contacted 165 shippers and approximately 1,500 rail and private car interchange partners to request confirmation of their internal processes in place to prevent Year 2000 failures. About 80 percent of the shippers have responded that they have Year 2000 programs. Shippers and essential interchange partners will be monitored during 1999 to determine whether Year 2000 readiness was attained.

         ICR uses electronic data interchange ("EDI") to exchange data with customers and other railroads. ICR has implemented new industry standards for EDI requiring a four-digit year. Since some companies will continue to use two-digit years, ICR will support older versions of EDI transaction sets and interpret two-digit years within the appropriate century.

         ICR is also taking steps to increase the likelihood that the flow of goods and services provided by suppliers will not be interrupted by Year 2000 failures. ICR asked 1,100 suppliers to confirm that their products are Year 2000 ready and that their internal systems will work properly beyond 1999. More than 700 have responded and indicated that they have a Year 2000 project in place. In addition, ICR identified about 120 critical vendors. These vendors will be monitored during 1999 to determine whether Year 2000 readiness was attained. ICR relies on a value-added network ("VAN") for EDI with vendors. The VAN provider has verified that hardware and software is Year 2000 ready via information on its' Internet site. In addition, a forward date test was successfully executed in April 1999.

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

Business Continuity and Contingency Planning

         We have planned for normal operations on January 1, 2000. Despite our best efforts, we recognize that it is not possible to represent that we have achieved complete Year 2000 compliance. Therefore, business continuity and contingency planning to address Year 2000-related failure scenarios and ICR's response is an integral part of ICR's Year 2000 program. Our objective is to mitigate the effects of significant risks ICR would face in the event certain aspects of its Year 2000 remediation plan fail. ICR completed risk assessment and developed event response strategies during the first quarter of 1999. At the foundation of Year 2000 contingency plans are previously developed disaster recovery plans, a communications and signals help desk currently staffed 24 hours an day, 7 days a week and other emergency and safety reporting processes. Plans and procedures already exist to address unanticipated outages of electricity, telecommunications and other services. The Year 2000 contingency plan addresses, among other things, critical hardware and software, critical vendors, and key people. Events likely to trigger a worst case scenario include failure of third party supported dispatching or transportation control systems or widespread loss of telecommunications or electric power. Under a worst case scenario, ICR would conduct a safe and orderly shutdown of operations. The maximum acceptable downtime for the dispatching and transportation control systems is about 72 hours. We will adjust business continuity and contingency plans throughout 1999.

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

Quantitative and Qualitative Disclosure about Market Risk

         In the ordinary course of business, ICR utilizes various financial instruments, primarily debt obligations, that inherently have some degree of market risk. Since December 31, 1998 there have been no material changes to the Company's financial instruments positions.

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

         ICR is aware of approximately nine contaminated sites at which it is probably liable for some portion of any required clean-up. Of these, three involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million each in clean-up costs. At four of these sites other parties are expected to contribute the majority of the costs incurred.

         For all known sites of environmental contamination where ICR loss or liability is probable, ICR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of ICR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At March 31, 1999, ICR estimated the probable range of its liability to be $7.4 million to $22.8 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $7.4 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

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

Litigation

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. On April 8, 1999, the trial court entered judgment concerning the punitive verdict but because the verdict addressed only the first 20 plaintiffs, the trial court allocated, punitive damages against ICR of approximately U.S. $300,000 to those 20 plaintiffs. The judgment and finding will be appealable upon the trial court's ruling on other post-trial motions. In ICR's judgment the ultimate disposition of the matter will not have a material adverse effect on ICR's financial position, results of operations, cash flow or liquidity.



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










Date: May 11, 1999

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