Form 10-Q
period 1999-06-30
ILLINOIS CENTRAL RAILROAD CO
filed 1999-08-16
CIK 49792

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

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

                       YES   X                               NO

   As of June 30,1999, 100 common shares were outstanding.

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

                   Quarter and Six Months Ended June 30, 1999



                                    CONTENTS


    Part I - Financial Information:

    Item 1.  Financial Statements:                                   Page

             Consolidated Statements of Income                         3

             Consolidated Balance Sheets                               4

             Consolidated Statements of Cash Flows                     5

             Notes to Consolidated Financial Statements                6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             9

    Part II - Other Information:

    Item 6.   Exhibits and Reports on Form 8-K                         20

  Signatures                                                           21

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Income
                                ($ in millions)
                                  (Unaudited)

                                           Three Months           Six Months
                                           Ended June 30,       Ended June 30,
                                     1999        1998         1999        1998
  Revenues                        $  160.4    $  162.4     $  320.5    $  325.4

  Operating expenses:
    Labor and fringe benefits         48.4        48.8         96.7        95.3
    Leases and car hire               13.4        13.4         27.3        26.7
    Diesel fuel                        6.1         6.9         11.7        14.6
    Materials and supplies             8.1         8.2         16.6        17.3
    Depreciation and amortization      9.6         8.9         18.9        17.5
    Casualty, insurance and losses     3.5         3.4          7.1         6.2
    Other taxes                        5.5         5.2         11.1        10.5
    Other                             13.8         8.2         27.7        16.4
    Special charge                     6.1          -           6.1        16.4
  Operating expenses                 114.5       103.0        223.2       220.9

  Operating income                    45.9        59.4         97.3       104.5

  Other income, net                    1.5         4.1          2.9         6.3
  Interest expense, net               (7.0)       (7.1)       (14.3)     (14.0)

  Income before income taxes          40.4        56.4         85.9        96.8
  Provision for income taxes          15.6        21.1         32.7        32.5


  Net income                      $   24.8    $   35.3     $   53.2    $   64.3




The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                ($ in millions)
                                  (Unaudited)


                       ASSETS                 June 30, 1999    December 31, 1998
  Current assets:
       Cash and temporary cash investment       $   8.9             $  28.8
       Receivables, net of allowance for
         doubtful accounts
         of $0.7 in 1999 and $0.7 in 1998         150.1               147.6
       Materials and supplies, at average cost     20.1                14.9
       Assets held for disposition                  1.1                 1.1
       Deferred income taxes - current             18.6                18.6
       Other current assets                        19.4                 6.5
            Total current assets                  218.2               217.5

  Investments                                      13.1                12.9

  Loans to affiliates                             208.9               193.2

  Properties:
     Transportation:
        Road and structures, including land     1,280.9             1,255.4
        Equipment                                 219.4               189.4
     Other, principally land                       41.0                41.0
        Total properties                        1,541.3             1,485.8
     Accumulated depreciation                     (67.0)              (57.5)
        Net properties                          1,474.3             1,428.3

  Other assets                                     42.6                33.2
            Total assets                       $1,957.1            $1,885.1

                  LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
       Current maturities of long-term debt     $  63.0             $  52.7
       Accounts payable                            45.5                54.5
       Income taxes payable                        42.6                25.8
       Casualty and freight claims                 12.3                12.7
       Employee compensation                       38.0                29.1
       Taxes other than income taxes               12.1                15.4
       Accrued redundancy reserves                   -                  3.7
       Other accrued expenses                      81.5                76.7
            Total current liabilities             295.0               270.6

  Long-term debt                                  527.6               544.8
  Deferred income taxes                           350.1               334.2
  Other liabilities and reserves                  104.7               109.0
  Contingencies and commitments

  Stockholder's equity:
       Common stock authorized, issued and outstanding
         100 shares, $1 par value                    -                   -
       Additional paid-in capital                 129.6               129.6
       Retained income                            550.1               496.9
           Total stockholder's equity             679.7               626.5
           Total liabilities and stockholder's
            equity                             $1,957.1            $1,885.1

The following notes are an integral part of the consolidated financial statements.



               ILLINOIS CENTRAL RAILROAD COMPANY AND SUBSIDIARIES
                           Consolidated Statements of
                           Cash Flows ($ in millions)
                                  (Unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999        1998
   Cash flows from operating activities :
      Net income                                         $  53.2     $  64.3
      Reconciliation of net income to net cash
         provided by (used for) operating activities :
            Depreciation and amortization                   18.9        17.5
            Deferred income taxes                           15.9        13.9
            Equity in undistributed earnings of affiliates,
               net of dividends received                    (0.2)       (0.6)
            Net gains on sales of real estate               (0.1)       (1.3)
            Cash changes in working capital                 (6.5)      (47.8)
            Changes in other assets                         (9.4)       (1.8)
            Changes in other liabilities and reserves       (4.3)       (3.9)
               Net cash provided by operating activities    67.5        40.3

   Cash flows from investing activities :
      Additions to properties                              (63.3)      (43.9)
      Proceeds from real estate sales                        0.2         1.5
      Proceeds from equipment sales                          1.6         1.0
      Loans to affiliated companies                        (15.7)      (31.7)
      Other                                                 (3.3)       (3.9)
               Net cash used for investing activities      (80.5)      (77.0)

   Cash flows from financing activities :
      Proceeds from issuance of debt                          -         20.0
      Principal payments on debt                           (21.5)      (21.3)
      Net proceeds in commercial paper                      14.6        57.8
      Dividends paid                                          -        (34.6)
               Net cash provided by (used for) financing    (6.9)       21.9
   Changes in cash and temporary cash investments          (19.9)      (14.8)
   Cash and temporary cash investments at beginning
      of period                                             28.8        28.2
   Cash and temporary cash investments at end of period  $   8.9     $  13.4

   Supplemental  disclosure of cash flow information :
     Cash paid during the year  for:
         Interest (net of amount capitalized)            $  20.9     $  22.5
         Income taxes                                    $   1.0     $  15.9



The following notes are an integral part of the consolidated financial statements.

                        ILLINOIS CENTRAL RAILROAD COMPANY

                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)



1.       Merger Agreement and Special Charges

         On February 10, 1998, ICR's parent, Illinois Central Corporation (the "Corporation") and Canadian National Railway Company ("CN") entered into an Agreement and Plan of Merger (as subsequently amended, the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Purchaser"), a wholly-owned subsidiary of CN, acquired on March 13, 1998, 46,051,761 of the outstanding shares of the Corporation's Common Stock (the "Shares") at a price of $39.00 per share through a cash tender offer (the "Offer"). The Corporation's Board of Directors unanimously approved the Merger Agreement and the transaction contemplated. On June 4, 1998, the Purchaser was merged with and into the Corporation (the "Merger") and the remaining outstanding Corporation common shares not purchased pursuant to the Offer were converted into a right to receive 0.633 share of CN common stock for each share of Corporation common stock. The Corporation's Employee Stock Purchase Plan and Management Employee Discounted Stock Purchase Plan were terminated following completion of the Offer. Pursuant to the Merger, each share of the Corporation's Common Stock, including treasury stock held by the Corporation, was cancelled, and the Corporation became an indirect, wholly-owned subsidiary of CN with 100 shares of no-par Common Stock issued and outstanding. CN deposited the shares in an independent, irrevocable voting trust while CN and the Corporation awaited review of the transaction by the Surface Transportation Board ("STB").

         On May 25, 1999, the merger of CN and the Corporation received final written approval of the STB; consistent with the STB's March 25, 1999 voting conference. On July 1, 1999, the voting trust was terminated releasing the Corporation shares to CN enabling it to control ICR's operations and assets. Upon acquisition of control, CN began the process of integrating the Corporation's operations and evaluating its assets, liabilities, systems, accounting policies and personnel. No impact of this integration process has yet been reflected in the financial statements.

         The  Corporation  and  ICR  recorded   special  charges  (the  "Special
Charges") during 1999 and 1998 for costs associated with the CN Merger Agreement. The Special Charges totaled $6.1 million and $28.4 million at ICR in 1999 and 1998, respectively, for costs relating primarily to payments under various compensation plans payable following the change in control. Included in the $28.4 million is approximately $9.1 million for payments under the Incentive 2000 Plan. Additionally, approximately thirty executive officers of ICR are covered by Employment Security Agreements and are entitled to receive either two or three years of severance benefits if within two years after March 13, 1998, their employment is terminated by ICR without cause or they resign with good reason. The Special Charges include approximately $6.1 million and $12.0 million in 1999 and 1998, respectively, in connection with these agreements for amounts payable through June 30, 1999. If all Employment Security Agreements were to be activated, ICR would incur an additional liability of approximately $10.0 million.


2.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared on the historical cost basis for ICR.

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

3.       Equity and Restrictions on Dividends

         For the six-month period ended June 30, 1999, ICR did not pay or declare any dividends to the Corporation. Covenants of the ICR Revolver require specified levels of tangible net worth. At June 30, 1999, ICR exceeded its tangible net worth covenant by approximately $68.7 million.



4.       Litigation

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. On April 8, 1999, the trial court entered judgment concerning the punitive verdict but because the verdict addressed only the first 20 plaintiffs, the trial court allocated punitive damages against ICR of approximately $300,000 to those 20 plaintiffs. The judgment and finding will be appealable upon the trial court's ruling on other post-trial motions. In ICR's judgment, it has made adequate provision for the ultimate disposition of the matter.

5.        Uncertainty due to Year 2000 issue

         The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure that could affect the ICR's ability to conduct normal business operations. There can be no assurance that all aspects of the Year 2000 issue affecting the ICR, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

6.        Subsequent Events

         On July 6, 1999, ICR terminated the Revolver, and paid off all outstanding commercial paper obligations. After July 6, 1999, ICR's short-term cash requirements will be funded through borrowings from an affiliated company. On July 1, 1999, ICR signed a Joinder Agreement with CN's bank lending group whereby ICR became a borrower and a guarantor under the CN credit agreement. Indentures covering $555.0 million public debt issuance by ICR were supplemented in early July 1999, to provide guarantee by CN. As part of this debt restructuring, ICR paid a $613.7 million dividend to Corporation.

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Total revenues for 1999 decreased from the prior year quarter by $2.0 million or 1.2% to $160.4 million.

         Revenue declines have occurred in metals primarily as a result of high levels of imported lower-priced steel and fewer domestic pipeline projects, and in grain products as a result of reduced soybean meal demand and lower demand for export soybean oil and vegetable oils. Increased revenues from grain resulted primarily from export shipments of corn, coupled with continued strong shipments of feed grain to domestic poultry markets.
Intermodal, coal, and bulk all showed increased revenues versus year-ago levels.

         Operating expenses increased $11.5 million or 11.2% to $114.5 million. Decrease in fuel expense reflects the decrease in usage (3.1%) as well as lower costs (10.3%). The $6.1 million Special Charge in 1999 is discussed in Note 1. Other expenses increased $5.6 million primarily from credits that were not received in 1999 compared to 1998 following the termination of joint facility agreements with other railroads.

         Other income, net of $1.5 million for 1999 decreased compared to $4.1 million in 1998, primarily from a non-recurring gain on sale of woodchip hopper cars in 1998.

         Net interest expense of $7.0 million for 1999 decreased 1.4% compared to $7.1 million in 1998.

         Provision for income taxes in 1998 benefited from additional tax deductions.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Total revenues for 1999 decreased from the prior year period by $4.9 million or 1.5% to $320.5 million.

         Weakness in metals resulted from continued import of steel and fewer domestic pipeline projects. Grain products continued to fall behind year-ago levels due primarily to reduced demand for soybean products. These losses were offset by increased export and domestic grain activity, growth in bulk and intermodal trailer volumes, and increased coal volumes primarily to rebuild stockpiles.

         Operating expenses increased $2.3 million to $223.2 million. Increases in labor and fringe benefits reflect contract and merit increases. Decrease in fuel expense reflects the decrease in usage (5.5%) as well as lower costs (16.3%). The $6.1 million and $28.4 million Special Charge in 1999 and 1998, respectively, is discussed in Note 1. Other expenses were higher contrasted to last year which benefited from the recovery of prior period expenses relating to a derailment and from credits that were not received in 1999 compared to 1998 following termination of joint facility agreements with other railroads.

         Other income, net of $2.9 million for 1999 decreased compared to $6.3 million in 1998 primarily from a gain on sale of woodchip hopper cars in 1998.

         Net interest expense of $14.3 million for 1999 increased 2.1% compared to $14.0 million in 1998.

         Provision for income taxes in 1998 benefited from additional tax deductions.

Liquidity and Capital Resources

Operating Data ($ in millions):             Six Months Ended June 30
                                            ------------------------
                                                1999           1998
                                                ----           ----
Cash flows provided by (used for):
Operating activities                          $ 67.5          $ 40.3
Investing activities                           (80.5)          (77.0)
Financing activities                            (6.9)           21.9
                                              -------          ------
Net change in cash and
  temporary cash investments                  $(19.9)         $ (4.8)
                                              =======         =======

         Cash from operating activities in 1999 and 1998 was primarily net income before depreciation and deferred taxes and 1998 was also affected by the termination of the ICR's receivables sales program.
Investing Data ($ in millions):

         Additions to property were as follows:
                                            Six Months Ended June 30,
                                                1999          1998
Communications and signals                     $ 4.6         $ 5.1
Equipment/rolling stock                         32.7           9.0
Track and bridges                               22.3          24.4
Other                                            3.7           5.4
                                               -----         -----
    Total                                      $63.3         $43.9
                                               =====         =====

         Property retirements and removals generated proceeds of $1.8 million and $2.5 million in 1999 and 1998, respectively.

         ICR anticipates that capital expenditures for 1999 will be approximately $91.0 million. Replacement expenditures of $78.9 million will concentrate on track maintenance, bridges and freight car upgrades. Productivity and expansion expenditures will total $12.4 million. ICR expects to fund these expenditures from current operations or other available sources.

Financing Activities

         No dividends were declared or paid during the first and second quarters of 1999. Through June 1998, ICR paid $34.6 million in cash dividends to the Corporation.

         ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million ICR Revolver (see below). At June 30, 1999, $14.6 million was outstanding. The average interest rate on commercial paper for the quarter ended June 30, 1999, was 5.1% with a range of 5.07% to 5.34%. Moody's Investors Service and Standard & Poor's rate ICR's public debt Baa2 and BBB, respectively.

         ICR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICR's long-term credit ratings. The annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICR's commercial paper program but can be used for general corporate purposes. Outstanding commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility reduce the available amount. At June 30, 1999, $235.4 million was available.

         Certain covenants of ICR's debt agreements require among others specific levels of tangible net worth but not a specific dividend restriction. At June 30, 1999, ICR exceeded its tangible net worth covenants by approximately $68.7 million. ICR was in compliance with all covenants at June 30, 1999, and does not contemplate any difficulty maintaining such compliance.

         On July 6, 1999, ICR terminated the Revolver, and paid off all outstanding commercial paper obligations. After July 6, 1999, ICR's short-term cash requirements will be funded through borrowings from an affiliated company. On July 1,1999, ICR signed a Joinder Agreement with CN's bank lending group whereby ICR became a borrower and a guarantor under the CN credit agreement. Indentures covering $555.0 million public debt issuance by ICR were supplemented in early July 1999, to provide guarantee by CN. As part of this debt restructuring, ICR paid a $613.7 million dividend to the Corporation.

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

Year 2000 Issues

Overview

         ICR has long viewed the Year 2000 issue as a serious challenge because the safety of its employees, customers, and the public is a top priority. ICR began to address the Year 2000 issue in 1997. As a result of those efforts, mission- and safety-critical hardware, software, and embedded systems controlled by ICR are substantially Year 2000 ready.

         The Year 2000 Readiness Project includes ICR and the Corporation. The Year 2000 Program Office, established by ICR in 1997 to manage and oversee Year 2000 activities, will continue monitoring, testing and contingency planning throughout 1999. The Year 2000 initiative is fully supported by senior management. The Year 2000 initiative includes information technology department supported systems; user department supported systems; personal computers and LAN; customers and electronic partners; suppliers; public utilities; subsidiaries; and process control.

         ICR expects to spend approximately $6.5 million to modify and replace its computer systems. Of the total project cost, approximately $4.1 million is attributable to the purchase of new software. The total cost of the project is being funded through operating cash flows. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the useful life of the software. Accordingly, ICR does not expect the amounts required to be expensed to have a material effect on its financial position or results of operations. The amount of spending to date is approximately $6.1 million.

Process Control

         This is the most significant category within ICR based on analysis of core business processes and the potential impacts of Year 2000 failures. It includes, but is not limited to, locomotives, the dispatching system, signal and switch controllers, highway-rail grade crossing protection, telecommunications systems, locomotive event recorders, and crew management systems. ICR's policy is to test mission- and safety-critical hardware, software and embedded systems regardless of whether they have been certified Year 2000 ready by the vendor. ICR tests indicate that signals and highway grade crossing devices do not employ date calculations. This finding is consistent with research and testing experience by other railroads and rail suppliers.

         ICR is dependent on third party vendors for Year 2000 readiness of key systems and equipment. The vendor of the dispatching system provided ICR with a written Year 2000 readiness statement. ICR completed its own Year 2000 tests of the hardware and software in May 1998. ICR will continue to test this system during 1999 to confirm that vendor maintenance and software upgrades have not affected Year 2000 readiness. Another third-party vendor supports the transportation control system. The vendor completed remediation and integration testing of the transportation control system during 1998. ICR completed acceptance testing on this system in June 1999. Information Technology Department Supported Systems

         Upon completion of an inventory in July 1997, ICR identified approximately 1.6 million lines of COBOL code in various programs as candidates for remediation. Remediation of approximately 1.4 million lines of code in more than 2,100 programs is complete and the programs have been unit tested and returned to the production environment. In addition, ICR migrated the programs to a Year 2000 ready COBOL compiler. An independent validation and verification of code changes was completed in March 1999. Integration and user acceptance testing of mainframe applications was completed during April 1999.

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

         ICR completed testing of systems in this category during the first quarter of 1999.

Personal Computers and LAN

         All LAN-connected personal computers have been inventoried and found to be Year 2000 ready. About 90 percent of freestanding personal computers are Year 2000 ready. None of the remaining personal computers support any mission- or safety-critical processes.

         Generally, client-server hardware and software have been designed to be Year 2000 ready. However, a client-server application with data feeds from older mainframe systems using two-digit years may require building bridges or conversion programs to use data from those mainframe systems. These bridges were built as part of the installation of enterprise software described above. Year 2000 testing of the data bridges has been completed.

Customers and Suppliers

         ICR contacted 180 shippers and approximately 1,500 rail and private car interchange partners to request confirmation of their internal processes in place to prevent Year 2000 failures. About 90 percent of the shippers have responded that they have Year 2000 programs. ICR is monitoring shippers and essential interchange partners to determine whether Year 2000 readiness was attained.

         ICR uses electronic data interchange ("EDI") to exchange data with customers and other railroads. ICR has implemented new industry standards for EDI requiring a four-digit year. Since some companies will continue to use two-digit years, ICR will support older versions of EDI transaction sets and interpret two-digit years within the appropriate century.

         ICR is also taking steps to increase the likelihood that the flow of goods and services provided by suppliers will not be interrupted by Year 2000 failures. ICR asked 1,100 suppliers to confirm that their products are Year 2000 ready and that their internal systems will work properly beyond 1999. More than 700 have responded and indicated that they have a Year 2000 project in place. In addition, ICR identified about 60 critical vendors. ICR is monitoring these suppliers to determine whether Year 2000 readiness was attained. ICR relies on a value-added network ("VAN") for EDI with vendors. The VAN provider has verified that hardware and software is Year 2000 ready via information on its' Internet site. In addition, a forward date test was successfully executed in April 1999.

         ICR asked 265 private and municipal public utility companies to confirm that their services will not be interrupted by Year 2000 failures and that their internal business processes and systems will work properly beyond 1999. Approximately fifty percent have responded and reported they have a Year 2000 plan. ICR also monitors the Internet sites and Securities and Exchange Commission filings of individual utility companies as well as electric utility and telecommunications industry forums.

Business Continuity and Contingency Planning

         We have planned for normal operations on January 1, 2000. Despite our best efforts, we recognize that it is not possible to represent that we have achieved complete Year 2000 compliance. In addition, Year 2000 readiness depends in part upon the readiness of other entities and systems that comprise an organization's business chain. In the event IC resolves all internal Year 2000 issues, we could still face potential business disruption if our suppliers fail to deliver goods or provide services or our customers are unable to use our services. Therefore, business continuity and contingency planning to address Year 2000-related failure scenarios and ICR's response is an integral part of ICR's Year 2000 program. Our objective is to mitigate the effects of significant risks ICR would face in the event certain aspects of its Year 2000 remediation plan fail. ICR completed risk assessment and developed event response strategies during the first quarter of 1999. At the foundation of Year 2000 contingency plans are previously developed disaster recovery plans, a communications and signals help desk currently staffed 24 hours a day, 7 days a week, and other emergency and safety reporting processes. Plans and procedures already exist to address unanticipated outages of electricity, telecommunications, and other services. The Year 2000 contingency plan addresses, among other things, critical hardware and software, critical vendors, and key people. We will adjust business continuity and contingency plans throughout 1999.

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

Miscellaneous

         ICR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. ICR has hedged approximately 61% of the estimated 1999 diesel fuel purchases. In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Effective for fiscal periods beginning after June 15, 1999, SFAS 133 establishes accounting and reporting standards requiring that derivative financial instruments (including those embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless certain specified criteria are met which allow the derivative to be treated as a hedge. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of the hedged item in the income statement. With respect to ICR's current hedging program, the effect of adopting SFAS 133 on ICR's net income or financial position is not expected to be significant.

Environmental Liabilities

         ICR's operations are subject to comprehensive environmental regulation by federal, state and local authorities. Compliance with such regulation requires the Corporation to modify its operations and expend substantial manpower and financial resources.

         Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), and similar state and federal laws, ICR is potentially liable for the cost of clean up of various contaminated sites. ICR generally participates in the clean-up at sites where other substantial parties share responsibility through cost-sharing arrangements, but under Superfund and other similar laws ICR can be held jointly and severally liable for all environmental costs associated with such sites.

         ICR is aware of approximately ten contaminated sites at which it is probably liable for some portion of any required clean up. Of these, three involve contamination primarily by diesel fuel that can be remediated without material cost. Six other sites are expected to require more than $1 million each in clean-up costs. At four of these sites other parties are expected to contribute the majority of the costs incurred.

         For all known sites of environmental contamination where ICR loss or liability is probable, ICR has recorded an estimated liability at the time when a reasonable estimate of remediation cost and ICR liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of ICR`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At June 30, 1999, ICR had a reserve of $18.7 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

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

Litigation

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. On April 8, 1999, the trial court entered judgment concerning the punitive verdict but because the verdict addressed only the first 20 plaintiffs, the trial court allocated punitive damages against ICR of approximately $300,000 to those 20 plaintiffs. The judgment and finding will be appealable upon the trial court's ruling on other post-trial motions. In ICR's judgment, it has made adequate provision for the ultimate disposition of the matter.


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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         (a)       Exhibits:
               See Exhibit Index on page E-1

                        ILLINOIS CENTRAL RAILROAD COMPANY
                                AND SUBSIDIARIES



                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, ICR has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                    ILLINOIS CENTRAL RAILROAD COMPANY



                                    /s/Michael J. Sabia
                                    Michael J. Sabia
               Executive Vice President & Chief Financial Officer


                                    /s/Serge Pharand
                                    Serge Pharand
                         Vice President and Corporate Comptroller










Date: August 16, 1999

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

    4.35    Form of Second  Supplemental  Indenture         (Included at E-2)
            between the Illinois Central  Railroad
            Company and The Chase Manhattan Bank dated as of July 1, 1999, supplementing
            Indenture  dated July 25, 1996.

    4.36    Form of  First  Supplemental  Indenture         (Included at E-4)
            between  the Illinois  Central  Railroad
            Company and Allfirst Bank (formerly known as First National Bank of Maryland) dated as of July 1, 1999, supplementing
            Indenture dated April 1, 1999,  supplementing
            Indenture  dated April 1, 1995.

    4.37    Form of First  Supplemental  Indenture           (Included at E-6)
            between the  Illinois Central  Railroad
            Company and Allfirst Bank (formerly known as First National Bank of Maryland) dated as of July 1, 1999, supplementing
            Indenture dated May 1, 1993.

                                                           Exhibit 4

                       CANADIAN NATIONAL RAILWAY COMPANY,

                       ILLINOIS CENTRAL RAILROAD COMPANY,

                                       and

                          THE CHASE MANHATTAN BANK, as
                                     Trustee


                          SECOND SUPPLEMENTAL INDENTURE


         This SECOND SUPPLEMENTAL INDENTURE, dated as of July 1, 1999, between ILLINOIS CENTRAL RAILROAD COMPANY, an Illinois corporation ("ICR"), CANADIAN NATIONAL RAILWAY COMPANY, a company incorporated in Canada ("CN") and THE CHASE MANHATTAN BANK, a New York banking corporation, as trustee (the "Trustee").

                              W I T N E S S E T H :

         WHEREAS, ICR entered into an Indenture dated as of July 25, 1996 (as supplemented by the First Supplemental Indenture, dated as of December 17, 1996, the "Indenture"), with the Trustee, pursuant to which have been issued ICR's 6.85% Medium Term Notes, Series B, due August 2, 1999, its 7.12% Medium Term Notes, Series B, due August 2, 2001, its 6.72% Medium Term Notes, Series B, due August 14, 2001, its 6.63% Medium Term Notes, Series B, due June 9, 2008, and its 7.70% Debentures, due September 15, 2096 (collectively, the "Notes");

         WHEREAS, Section 9.1 of the Indenture provides that ICR and the Trustee may supplement the Indenture without notice to or the consent of any Holder (as defined in the Indenture) to make any change that does not materially and adversely affect the rights of any Holder;

         WHEREAS, the parties hereto desire by this Second Supplemental Indenture to provide for the full and unconditional guarantee by CN of the due and punctual payment of the principal of, and premium, if any, and interest on, all of the Notes outstanding, when and as the same shall become due and payable, whether at the stated maturity, by acceleration, or call for redemption, or otherwise, all according to the terms thereof and the terms of the Indenture; and

         WHEREAS, all things necessary to make this Second Supplemental Indenture a valid, binding and legal agreement in accordance with its terms have been done and performed and the execution and delivery of this Second Supplemental Indenture have in all respects been duly authorized;

         NOW, THEREFORE:



                                    ARTICLE 1

                                    GUARANTEE

         SECTION 1.1. Guarantee; Waiver. CN hereby fully and unconditionally guarantees (the "Guarantee") to the holders of the Notes the due and punctual payment of the principal of, premium, if any, and interest on, the Notes outstanding when and as the same shall become due and payable, whether at the stated maturity, by acceleration, or call for redemption, or otherwise, all according to the terms thereof and of the Indenture. CN agrees that, in the event of a default in payment of principal, premium, if any, or interest on, any of the Notes outstanding, whether at its stated maturity, by acceleration or call for redemption, legal proceedings may be instituted by the holder of such Note directly against CN to enforce the Guarantee without first proceeding against ICR. CN hereby waives the benefits of diligence, presentment, demand of payment, any requirement that any of the holders of the Notes protect, secure, perfect or insure any security interest in or other lien on any property subject thereto or exhaust any right or take any action against ICR or any other person or entity or any collateral, filing of claims with a court in the event of insolvency or bankruptcy of ICR, any right to require a proceeding first against ICR or any other entity, demand, protest or notice (except as expressly required by the Indenture) with respect to such Note or the indebtedness evidenced thereby.

         SECTION 1.2. Reports to Trustee. CN covenants to provide the Trustee, at its address at 450 West 33rd Street, New York, New York 10001-2697,
Attention: Capital Markets Fiduciary Services, or any other address that the Trustee may designate in accordance with Section 10.1 of the Indenture, with copies of all reports and other documents that CN may be required to file with the Commission (as defined in the Indenture) under Section 13 or 15(d) of the Exchange Act (as defined in the Indenture).

                                    ARTICLE 2

                                     TRUSTEE

         SECTION 2.1. Obligations of Trustee. The recitals of fact and covenants and agreements in this Second Supplemental Indenture shall be taken as made by CN and shall not be construed as made by or imposing any obligations upon the Trustee other than those imposed by the Indenture.

                                    ARTICLE 3


                                  MISCELLANEOUS

         SECTION 3.1. Counterparts. This Second Supplemental Indenture may be executed in any number of counterparts, each of which shall be deemed to be an original, and all of which shall together constitute but one and the same instrument.

         SECTION 3.2. Governing Law. THIS SECOND SUPPLEMENTAL INDENTURE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

                [THE REMAINDER OF THIS PAGE HAS INTENTIONALLY BEEN LEFT BLANK.]

         IN WITNESS WHEREOF, the parties hereto have caused this Second Supplemental Indenture to be duly executed and their respective corporate seals to be hereunto fixed and attested as of the day and year first written above.

                                     CANADIAN NATIONAL RAILWAY COMPANY


                                     By: /s/ JEAN PIERRE OUELLET

                                       Name: Jean Pierre Ouellet
                Title: Senior Vice-President, Chief Legal Officer and Corporate
                       Secretary
Attest:


By:/s/ CRISTINA CIRCELLI
Name: Cristina Circelli
Title: Attorney

PROVINCE OF QUEBEC         )
                           ) ss:
CITY OF MONTREAL           )

         On this 21st day of July, 1999, before me personally came JEAN PIERRE OUELLET, to me personally known, who, being by me duly sworn, did depose and say that he resides in Montreal, Quebec, Canada; that he is an officer of CANADIAN NATIONAL RAILWAY COMPANY, one of the corporations described in and which executed the above instrument; and that he signed his name thereto by authority of the Board of Directors of said corporation.

         IN WITNESS HEREOF, I have hereunto set my hand the day and year in this certificate first above written.



                                       /S/ DIANE LONGTIN

                                        Name: Diane Longtin, no. 69,116
                                        Comissioner for Oaths
                                        Commissaire a l'Assermentation
                                        Tous les districts judiciares du Quebec
                                        My commission expires: July 29, 1999

                                       ILLINOIS CENTRAL RAILROAD COMPANY


                                       By: /s/ MYLES L. TOBIN
                                       Name: Myles L. Tobin
                                      Title: Vice President and Secretary
Attest:


By: /s/ NATALIE L. SHOW
Name: Natalie L. Show
      Title: Assistant Secretary

STATE OF ILLINOIS                   )
                                    ) ss.:
COUNTY OF COOK                      )

         On this 21st day of July, 1999, before me personally came MYLES L. TOBIN, to me personally known, who, being by me duly sworn, did depose and say that he is a resident of Cook County, Illinois; that he is an authorized officer of ILLINOIS CENTRAL RAILROAD COMPANY, one of the corporations described in and which executed the above instrument; that he knows the corporate seal of said corporation; that the seal affixed to said instruments is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed her name thereto by like authority.

         IN WITNESS WHEREOF, I have hereunto set my hand the day and year in this certificate first above written.



                                                    /s/ PATRICIA A. ZIEMINSKI
                                                        Notary Public
                                                My commission expires: 1/6/2003

[Notarial Seal]

                                                      THE CHASE MANHATTAN BANK
                                                      By:  /s/ R. J. HALLERAN

                                                      Name: R. J. Halleran
                                                   Title: Second Vice President
Attest:
By:/s/ ERIC BUTLER
Name: Eric Butler
     Title: Trust Officer

STATE OF NEW YORK       )
                        ) ss.:
COUNTY OF NEW YORK      )

         On this 21st day of July, 1999, before me personally came R. J. HALLERAN, to me personally known, who, being by me duly sworn, did depose and say that he is a resident of Richmond County, New York; that he is an authorized officer of THE CHASE MANHATTAN BANK, one of the corporations described in and which executed the above instrument; that he knows the corporate seal of said corporation; that the seal affixed to said instruments is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed her name thereto by like authority.

         IN WITNESS WHEREOF, I have hereunto set my hand the day and year in this certificate first above written.

                                                /s/ EMILY FAYAN
                                                   Notary Public
                                        My commission expires: December 31, 1999

[Notarial Seal]

                                                          Exhibit 4

                       CANADIAN NATIONAL RAILWAY COMPANY,

                       ILLINOIS CENTRAL RAILROAD COMPANY,

                                       and

                                ALLFIRST BANK, as
                                     Trustee


                          FIRST SUPPLEMENTAL INDENTURE


         This FIRST SUPPLEMENTAL INDENTURE, dated as of July 1, 1999, between ILLINOIS CENTRAL RAILROAD COMPANY, an Illinois corporation ("ICR"), CANADIAN NATIONAL RAILWAY COMPANY, a company incorporated in Canada ("CN") and ALLFIRST BANK, a Maryland state chartered commercial bank, as trustee (as successor trustee to The First National Bank of Boston, the "Trustee").

                              W I T N E S S E T H :

         WHEREAS, ICR entered into an Indenture dated as of April 1, 1995 (the "Indenture"), with The First National Bank of Boston, pursuant to which have been issued ICR's 6.83% Medium Term Notes, Series A, due May 17, 2000, its 7.75% Notes due May 1, 2005, and its 6.98% Medium Term Notes, Series A, due July 12, 2007 (collectively, the "Notes");

         WHEREAS, Allfirst Bank (formerly known as The First National Bank of Maryland) has been appointed successor trustee with respect to the Indenture;

         WHEREAS, Section 9.1 of the Indenture provides that ICR and the Trustee may supplement the Indenture without notice to or the consent of any Holder (as defined in the Indenture) to make any change that does not materially and adversely affect the rights of any Holder;

         WHEREAS, the parties hereto desire by this First Supplemental Indenture to provide for the full and unconditional guarantee by CN of the due and punctual payment of the principal of, and premium, if any, and interest on, all of the Notes outstanding, when and as the same shall become due and payable, whether at the stated maturity, by acceleration, or call for redemption, or otherwise, all according to the terms thereof and the terms of the Indenture; and

         WHEREAS, all things necessary to make this First Supplemental Indenture a valid, binding and legal agreement in accordance with its terms have been done and performed and the execution and delivery of this First Supplemental Indenture have in all respects been duly authorized;

         NOW, THEREFORE:



                                    ARTICLE 1

                                    GUARANTEE

         SECTION 1.1. Guarantee; Waiver. CN hereby fully and unconditionally guarantees (the "Guarantee") to the holders of the Notes the due and punctual payment of the principal of, premium, if any, and interest on, the Notes outstanding when and as the same shall become due and payable, whether at the stated maturity, by acceleration, or call for redemption, or otherwise, all according to the terms thereof and of the Indenture. CN agrees that, in the event of a default in payment of principal, premium, if any, or interest on, any of the Notes outstanding, whether at its stated maturity, by acceleration or call for redemption, legal proceedings may be instituted by the holder of such Note directly against CN to enforce the Guarantee without first proceeding against ICR. CN hereby waives the benefits of diligence, presentment, demand of payment, any requirement that any of the holders of the Notes protect, secure, perfect or insure any security interest in or other lien on any property subject thereto or exhaust any right or take any action against ICR or any other person or entity or any collateral, filing of claims with a court in the event of insolvency or bankruptcy of ICR, any right to require a proceeding first against ICR or any other entity, demand, protest or notice (except as expressly required by the Indenture) with respect to such Note or the indebtedness evidenced thereby.

         SECTION 1.2. Reports to Trustee. CN covenants to provide the Trustee, at its address at Allfirst Trust, Mail Code: 101-591, 25 South Charles Street, Baltimore, MD 21201, Attention: Corporate Trust Services, or any other address that the Trustee may designate in accordance with Section 9.1 of the Indenture, with copies of all reports and other documents that CN may be required to file with the United States Securities and Exchange Commission under Section 13 or 15(d) of the Exchange Act (as defined in the Indenture).

                                    ARTICLE 2


                                     TRUSTEE

         SECTION 2.1. Obligations of Trustee. The recitals of fact and covenants and agreements in this First Supplemental Indenture shall be taken as made by CN and shall not be construed as made by or imposing any obligations upon the Trustee other than those imposed by the Indenture.



                                    ARTICLE 3

                                  MISCELLANEOUS

         SECTION 3.1. Counterparts. This First Supplemental Indenture may be executed in any number of counterparts, each of which shall be deemed to be an original, and all of which shall together constitute but one and the same instrument.

         SECTION 3.2. Governing Law. THIS FIRST SUPPLEMENTAL INDENTURE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF
NEW YORK.

                [THE REMAINDER OF THIS PAGE HAS INTENTIONALLY BEEN LEFT BLANK.]

         IN  WITNESS  WHEREOF,   the  parties  hereto  have  caused  this  First
Supplemental Indenture to be duly executed and their respective corporate seals to be hereunto fixed and attested as of the day and year first written above.

                                      CANADIAN NATIONAL RAILWAY COMPANY


                                      By: /s/ JEAN PIERRE OUELLET

                                      Name: Jean Pierre Ouellet
                             Title: Senior Vice-President, Chief Legal Officer
                                    and Corporate Secretary
Attest:


By:/s/ CRISTINA CIRCELLI
Name:  Cristina Circelli
Title: Attorney

PROVINCE OF QUEBEC         )
                           ) ss:
CITY OF MONTREAL           )

         On this 23rd day of July, 1999, before me personally came JEAN PIERRE OUELLET, to me personally known, who, being by me duly sworn, did depose and say that he resides in Outremont, Quebec, Canada; that he is an officer of CANADIAN NATIONAL RAILWAY COMPANY, one of the corporations described in and which executed the above instrument; and that he signed his name thereto by authority of the Board of Directors of said corporation.

         IN WITNESS HEREOF, I have hereunto set my hand the day and year in this certificate first above written.



                                                      /s/ DIANE LONGTIN

                                                Name: Diane Longtin, no. 69,116
                                                      Comissioner for Oaths
                                                  Commissaire a l'Assermentation
                                                  District - Montreal
                                            My commission expires: July 29, 1999

                                           ILLINOIS CENTRAL RAILROAD COMPANY


                                                    By: /s/ MYLES L. TOBIN

                                                  Name: Myles L. Tobin
                                            Title: Vice President and Secretary
Attest:

By:/s/ NATALIE L. SHOW
Name: Natalie L. Show
Title: Assistant Secretary

STATE OF ILLINOIS                   )
                                    ) ss.:
COUNTY OF COOK                      )

         On this 21st day of July, 1999, before me personally came MYLES L. TOBIN, to me personally known, who, being by me duly sworn, did depose and say that he is a resident of Cook County, Illinois; that he is an authorized officer of ILLINOIS CENTRAL RAILROAD COMPANY, one of the corporations described in and which executed the above instrument; that he knows the corporate seal of said corporation; that the seal affixed to said instruments is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.

         IN WITNESS WHEREOF, I have hereunto set my hand the day and year in this certificate first above written.


                                               /s/ PATRICIA A. ZIEMINSKI

                                                       Notary Public
                                                My commission expires: 1/6/2003

[Notarial Seal]

                                                  ALLFIRST BANK

                                             By: /s/ ROBERT D. BROWN

                                            Name:Robert D. Brown
                                           Title: Vice President

STATE OF MARYLAND                   )
                                    ) ss.:
CITY OF BALTIMORE                   )

         On this 21st day of July, 1999, before me personally came ROBERT D. BROWN, to me personally known, who, being by me duly sworn, did depose and say that he is a resident of Harford County, Maryland; that he is an authorized officer of ALLFIRST BANK, one of the corporations described in and which executed the above instrument; that he knows the corporate seal of said corporation; that the seal affixed to said instruments is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.

         IN WITNESS WHEREOF, I have hereunto set my hand the day and year in this certificate first above written.


                                                   /s/ DEBORAH K. BAILEY

                                                         Notary Public
                                                  My commission expires: 4/13/02

[Notarial Seal]

                                                              Exhibit 4




                       CANADIAN NATIONAL RAILWAY COMPANY,

                       ILLINOIS CENTRAL RAILROAD COMPANY,

                                       and

                                ALLFIRST BANK, as
                                     Trustee


                          FIRST SUPPLEMENTAL INDENTURE


         This FIRST SUPPLEMENTAL INDENTURE, dated as of July 1, 1999, between ILLINOIS CENTRAL RAILROAD COMPANY, an Illinois corporation ("ICR"), CANADIAN NATIONAL RAILWAY COMPANY, a company incorporated in Canada ("CN") and ALLFIRST BANK, a Maryland state chartered commercial bank, as trustee (as successor trustee to The First National Bank of Boston, the "Trustee").

                              W I T N E S S E T H :

         WHEREAS, ICR entered into an Indenture dated as of May 1, 1993 (the "Indenture"), with The First National Bank of Boston, pursuant to which have been issued ICR's 6.75% Notes due May 15, 2003 (the "Notes");

         WHEREAS, Allfirst Bank (formerly known as The First National Bank of Maryland) has been appointed successor trustee with respect to the Indenture;

         WHEREAS, Section 8.1 of the Indenture provides that ICR and the Trustee may supplement the Indenture without the consent of any Securityholder (as defined in the Indenture) to add to the covenants and agreements of ICR for the benefit of the Holders (as defined in the Indenture) or to make any change that does not materially adversely affect the legal rights under the Indenture of any Holder;

         WHEREAS, the parties hereto desire by this First Supplemental Indenture to provide for the full and unconditional guarantee by CN of the due and punctual payment of the principal of, and premium, if any, and interest on, all of the Notes outstanding, when and as the same shall become due and payable, whether at the stated maturity, by acceleration, or call for redemption, or otherwise, all according to the terms thereof and the terms of the Indenture; and

         WHEREAS, all things necessary to make this First Supplemental Indenture a valid, binding and legal agreement in accordance with its terms have been done and performed and the execution and delivery of this First Supplemental Indenture have in all respects been duly authorized;

         NOW, THEREFORE:



                                    ARTICLE 1

                                    GUARANTEE

         SECTION 1.1. Guarantee; Waiver. CN hereby fully and unconditionally guarantees (the "Guarantee") to the holders of the Notes the due and punctual payment of the principal of, premium, if any, and interest on, the Notes outstanding when and as the same shall become due and payable, whether at the stated maturity, by acceleration, or call for redemption, or otherwise, all according to the terms thereof and of the Indenture. CN agrees that, in the event of a default in payment of principal, premium, if any, or interest on, any of the Notes outstanding, whether at its stated maturity, by acceleration or call for redemption, legal proceedings may be instituted by the holder of such Note directly against CN to enforce the Guarantee without first proceeding against ICR. CN hereby waives the benefits of diligence, presentment, demand of payment, any requirement that any of the holders of the Notes protect, secure, perfect or insure any security interest in or other lien on any property subject thereto or exhaust any right or take any action against ICR or any other person or entity or any collateral, filing of claims with a court in the event of insolvency or bankruptcy of ICR, any right to require a proceeding first against ICR or any other entity, demand, protest or notice (except as expressly required by the Indenture) with respect to such Note or the indebtedness evidenced thereby.

         SECTION 1.2. Reports to Trustee. CN covenants to provide the Trustee, at its address at Allfirst Trust, Mail Code: 101-591, 25 South Charles Street, Baltimore, MD 21201, Attention: Corporate Trust Services, or any other address that the Trustee may designate in accordance with Section 9.1 of the Indenture, with copies of all reports and other documents that CN may be required to file with the Commission (as defined in the Indenture) under Section 13 or 15(d) of the Exchange Act (as defined in the Indenture).

                                    ARTICLE 2


                                     TRUSTEE

         SECTION 2.1. Obligations of Trustee. The recitals of fact and covenants and agreements in this First Supplemental Indenture shall be taken as made by CN and shall not be construed as made by or imposing any obligations upon the Trustee other than those imposed by the Indenture.



                                    ARTICLE 3

                                  MISCELLANEOUS

         SECTION 3.1. Counterparts. This First Supplemental Indenture may be executed in any number of counterparts, each of which shall be deemed to be an original, and all of which shall together constitute but one and the same instrument.

         SECTION 3.2. Governing Law. THIS FIRST SUPPLEMENTAL INDENTURE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

              [THE REMAINDER OF THIS PAGE HAS INTENTIONALLY BEEN LEFT BLANK.]

         IN  WITNESS  WHEREOF,   the  parties  hereto  have  caused  this  First
Supplemental Indenture to be duly executed and their respective corporate seals to be hereunto fixed and attested as of the day and year first written above.

                                           CANADIAN NATIONAL RAILWAY COMPANY


                                           By: /s/ JEAN PIERRE OUELLET

                                           Name: Jean Pierre Ouellet
                                         Title: Senior Vice-President, Chief
                                                Legal Officer and Corporate
                                                Secretary
Attest:


By:/s/ CRISTINA CIRCELLI
Name: Cristina Circelli
     Title: Attorney

PROVINCE OF QUEBEC         )
                                    ) ss:
CITY OF MONTREAL  )

         On this 23rd day of July, 1999, before me personally came JEAN PIERRE OUELLET, to me personally known, who, being by me duly sworn, did depose and say that he resides in Outremont, Quebec, Canada; that he is an officer of CANADIAN NATIONAL RAILWAY COMPANY, one of the corporations described in and which executed the above instrument; and that he signed his name thereto by authority of the Board of Directors of said corporation.

         IN WITNESS HEREOF, I have hereunto set my hand the day and year in this certificate first above written.



                                                  /s/ DIANE LONGTIN

                                                Name: Diane Longtin, no. 69,116
                                                      Comissioner for Oaths
                                                 Commissaire a l'Assermentation
                                                 District - Montreal
                                            My commission expires: July 29, 1999

                                          ILLINOIS CENTRAL RAILROAD COMPANY


                                                 By: /s/ MYLES L. TOBIN
                                           Name: Myles L. Tobin
                                          Title: Vice President and Secretary
Attest:


By:/s/ NATALIE L. SHOW
Name: Natalie L. Show
      Title: Assistant Secretary

STATE OF ILLINOIS                   )
                                    ) ss.:
COUNTY OF COOK                      )

         On this 21st day of July, 1999, before me personally came MYLES L. TOBIN, to me personally known, who, being by me duly sworn, did depose and say that he is a resident of Cook County, Illinois; that he is an authorized officer of ILLINOIS CENTRAL RAILROAD COMPANY, one of the corporations described in and which executed the above instrument; that he knows the corporate seal of said corporation; that the seal affixed to said instruments is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.

         IN WITNESS WHEREOF, I have hereunto set my hand the day and year in this certificate first above written.


                                                    /s/ PATRICIA A. ZIEMINSKI

                                                        Notary Public
                                                 My commission expires: 1/6/2003

[Notarial Seal]

                                                         ALLFIRST BANK

                                                    By: /s/ ROBERT D. BROWN

                                                  Name: Robert D. Brown
                                                 Title: Vice President

STATE OF MARYLAND                   )
                                    ) ss.:
CITY OF BALTIMORE                   )

         On this 21st day of July, 1999, before me personally came ROBERT D. BROWN, to me personally known, who, being by me duly sworn, did depose and say that he is a resident of Harford County, Maryland; that he is an authorized officer of ALLFIRST BANK, one of the corporations described in and which executed the above instrument; that he knows the corporate seal of said corporation; that the seal affixed to said instruments is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.

         IN WITNESS WHEREOF, I have hereunto set my hand the day and year in this certificate first above written.


                                                    /s/ DEBORAH K. BAILEY

                                                           Notary Public
                                                  My commission expires: 4/13/02

[Notarial Seal]